Form 10QSB
period 2007-07-31
Bip Oil Inc
filed 2007-09-19
CIK 1402857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 333-143695
______________

BIP OIL, INC.
 (Exact name of small business issuer as specified in its charter)
______________

NEVADA	30-0401535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Post Office Box 1752 Smithfield, North Carolina	27577
(Address of principal executive offices)	(Zip Code)

(919) 271-3470
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
 Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 19, 2007:  6,510,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Information
Item 2. Management’s Discussion and Analysis or Plan of Operation
Item 3. Controls and Procedures

PART II -OTHER INFORMATION
Item 1. Legal Proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibits

SIGNATURES

Item1.         Financial Information

BIP Oil, Inc.

BIP OIL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
AS OF JULY 31, 2007
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$78,807
Prepaid expense	10,000

TOTAL ASSETS	$88,807

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$7,500

TOTAL CURRENT LIABILITIES	7,500

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
none issued and outstanding	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
6,510,000 shares issued and outstanding	6,510
Additional paid-in capital	151,990
Accumulated deficit during development stage	(77,193)

TOTAL STOCKHOLDERS' EQUITY	81,307

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$88,807

BIP OIL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended	For The Period January 31, 2007 (Inception)
	July 31, 2007	to July 31, 2007

REVENUES	$-	$-

EXPENSES
General and administrative	754	6,104
Advertising and Marketing	-	10,000
Professional Fees	47,589	58,589
Rent	1,300	2,500
Total Expenses	49,643	77,193

LOSS FROM OPERATIONS (BEFORE TAXES)	(49,643)	(77,193)

INCOME TAX EXPENSE	-	-

NET LOSS	$(49,643)	$(77,193)

NET INCOME (LOSS) PER SHARE,
BASIC AND DILUTED	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	6,510,000

BIP Oil, Inc.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
From JANUARY 31, 2007 (INCEPTION) TO JULY 31, 2007
(UNAUDITED)

						Accumulated
						Deficit	Total
					Additional	During	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Development	Equity

Balance, January 31, 2007 (Inception)	-	$-	-	$-	$-	$-	$-

Shares issued to founders at $0.00001 per share	-	-	50,000	50	-	-	50

Shares issued for Services at $0.10 per share			4,950,000	4,950	-	-	4,950

Stock issued for cash at $0.10 per share	-	-	1,510,000	1,510	149,490	-	151,000

In kind contribution of rent	-	-	-	-	1,200	-	1,200

Net loss for the period ended April 30, 2007	-	-	-	-	-	(27,550)	(27,550)

Balance, April 30, 2007	-	-	6,510,000	6,510	150,690	(27,550)	129,650

In kind contribution of rent	-	-	-	-	1,300	-	1,300

Net loss for the three months ended July 31, 2007	-	-	-	-	-	(49,643)	(49,643)

Balance, July 31, 2007	-	$-	6,510,000	$6,510	$151,990	$(77,193)	$81,307

BIP OIL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended	For The Period January 31, 2007 (Inception)
	July 31, 2007	to July 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,643)	$(77,193)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution of rent	1,300	2,500
Issuance of common stock for services	-	4,950
Changes in Assets and Liabilities
(Increase) decrease in prepaid expenses	(10,000)	(10,000)
Increase (Decrease) in accounts payable	6,500	7,500

Net cash used in operating activities	(51,843)	(72,243)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	151,050
Net cash provided by financing activities	-	151,050

NET INCREASE (DECREASE) IN CASH	(51,843)	78,807

CASH, BEGINNING OF PERIOD	130,650	-

CASH, END OF PERIOD	$78,807	$78,807

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

BIP OIL, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JULY 31, 2007 (UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

BIP Oil, Inc. (hereinafter “the Company”) was incorporated on January 31, 2007 under the laws of the State of Nevada for the purpose of importing, marketing and distributing Greek olive oils, olives, and spices in the United States.  The Company’s headquarters is located in Chapel Hill, North Carolina. The Company has been in the development stage since its formation and has not realized any revenue from operations.  The Company’s year end is April 30.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term debt with original maturities of three months or less to be cash equivalents.

Use of Estimates
The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Basic and Diluted Earnings (Loss) Per Share
The Company adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings (loss) per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  For the periods reported, diluted net income (loss) per share is the same as basic net income (loss) per share as there were no common stock equivalents outstanding.

BIP OIL, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JULY 31, 2007 (UNAUDITED)

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

At July 31, 2007, the Company had an accumulated deficit during the development stage of $77,193.  Since its inception, the Company has not generated any revenues and has minimal cash resources.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  For the twelve-month subsequent period, the Company anticipates that its minimum operating cash requirements to continue as a going concern will be approximately $150,000. Management’s business plan is to import, market and distribute Greek olive oils, olives, and spices in the United States.  Management also plans to raise capital through the sale of shares of common stock.  The ability of the Company to continue in existence is dependent upon management’s successful development and implementation   of   its   business   plan   resulting   in   profitable operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, accounts payable and accrued expenses.  All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at July 31, 2007.

Segments
The Company operates in one segment and therefore segment information is not presented.

Provision for Taxes
Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (hereinafter “SFAS No. 109”).  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

Revenue Recognition
The Company recognizes revenue from product sales when the products are shipped and title passes to customers.  Outbound shipping charges are included in net sales with the corresponding cost included in cost of sales.  Other service revenue is recognized when services are performed and billable.

BIP OIL, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JULY 31, 2007 (UNAUDITED)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 3 - STOCKHOLDERS EQUITY

Preferred Stock
The Company is authorized to issue 10,000,000 shares of $0.001 par value preferred stock. As of July 31, 2007 there are no shares of preferred stock outstanding.

Common Stock Issued for Cash
For the period ending April 30, 2007, the Company issued 1,510,000 shares of common stock at a price of $0.10 per share for cash of $151,100.

For the period ending April 30, 2007, the Company issued 50,000 shares of common stock at a price of $0.001 per share to its founders for cash of $50.

Common Stock Issued for Services
For the period ending April 30, 2007, the Company issued 4,950,000 shares of common stock at a price of $0.001 per share to its founders for services valued at $4,950.

BIP OIL, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
JULY 31, 2007 (UNAUDITED)

In-Kind Contribution
During the period January 31, 2007 (inception) to April 30, 2007, the company recorded $1,200 of in-kind rent expense contributed by a shareholder.

During the three months ended July 31, 2007, the company recorded $1,300 of in-kind rent expense contributed by a shareholder.

NOTE 4 – COMMITMENTS

During 2007, the Company entered into a monthly agreement with a consultant to provide administrative services for a monthly fee of $7,500.  The agreement is on a month to month basis and is cancellable upon 30 days notice.

Item 2.                      Management’s Discussion and Analysis or Plan of Operation

This section of the Registration Statement includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Plan of Operation

We have not begun operations.

1.             As we raised more than $50,000 in our private placement we believe we can begin to implement our plan to import, market and distribute Greek olive oils, olives and spices in the United States.

2.             All business functions will be coordinated and managed by the two founders of the Company, including marketing, finance and operations. As we raised at least $100,000 through our private placement, we intend to hire a part-time employee to facilitate distribution contracts and assist in targeted marketing implementation. The time commitment of the position will depend upon the aggressiveness of our product launch, but we believe it will require a minimum of $15,000 to hire the personnel needed to assist with our new business activity.

3.             We intend to launch a targeted marketing campaign focusing on in-store product demonstrations, product promotions and public relations. We intend to support these marketing efforts through the development of high-quality printed marketing materials and an attractive and informative trade and consumer website, www.lykosfoods.com. We expect the total cost of the marketing program to range from $10,000 to $75,000. During this preliminary launch period, we also expect to invest between $1,000 and $5,000 in accounting and inventory management software.

4.             Within 90-120 days of the initiation of our marketing campaign, we believe that we will begin to generate revenues from our premium expanded product line and targeted distribution approach.

In summary, we should be generating sales revenues from our initial product line introduction within 150 days of the completion of our private placement, which concluded March 2007, up to a maximum of 210 days. If we are unable to generate sufficient distribution customers or direct retail placement for our premium Greek olive oils, we may have to suspend or cease our efforts. If we cease our previously stated efforts, we do not have plans to pursue other business opportunities.

Limited Operating History

We have generated less than one full year of financial information and have not previously demonstrated that we will be able to expand our business through an increased investment in our product line and/or marketing efforts. We cannot guarantee that the expansion efforts described in this report will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our new products and/or sales methods.

If financing is not available on satisfactory terms, we may be unable to continue expanding our operations. Equity financing will result in a dilution to existing shareholders.

Results of Operations

For the period from inception through July 31, 2007, we had no revenue. Expenses for the three month period ended July 31, 2007 totaled $49,643 resulting in a loss of $49,643. Expenses of $49,643 for the period consisted of $754 for general and administrative expenses, $47,589 for professional fees and $1,300 for rent.

Expenses since inception totaled $77,193 resulting in a loss of $77,193. Expenses of $77,193 consisted of $6,104 for general and administrative expenses, $10,000 for advertising and marketing, $58,589 for professional fees and $2,500 for rent.
Capital Resources and Liquidity

As of July 31, 2007 we had $78,807 in cash and $10,000 in prepaid expenses for total assets of $88,807. We believe we can not satisfy our cash requirements for the next twelve months with our current cash. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our profit, revenue, and growth goals.

At July 31, 2007, we had an accumulated deficit during the development stage of $77,193.  Since our inception, we have not generated any revenues and have minimal cash resources.  These conditions raise substantial doubt about our ability to continue as a going concern.  For the twelve-month subsequent period, we anticipate that our minimum operating cash requirements to continue as a going concern will be approximately $150,000. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.                      Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of July 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended July 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.         Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.        Defaults Upon Senior Securities.

None

Item 4.        Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending July 31, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.       Other Information.

None

Item 6.       Exhibits and Reports of Form 8-K.

     (a)        Reports on Form 8-K and Form 8K-A

          None

     (b)        Exhibits

Exhibit Number	Exhibit Title

31.1	Certification of Bobby Stanley pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Bobby Stanley to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

BIP Oil, Inc.

By:	/s/ Bobby Stanley
Bobby Stanley Chief Executive Officer
Dated:	September 19, 2007