Form 10QSB
period 2007-10-31
Bip Oil Inc
filed 2007-11-28
CIK 1402857

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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
 Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 26, 2007:  6,510,000 shares of common stock.

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
Item 5. Other Information.
Item 6. Exhibits

SIGNATURES

Item1.         Financial Information

BIP Oil, Inc.
(A Development Stage Company)
Condensed Balance Sheet
October 31, 2007
(Unaudited)

ASSETS

Current Assets
Cash	$24,160
Prepaid expenses	7,500
Total Current Assets	31,660

Total Assets	$31,660

LIABILITIES AND STOCKHOLDERS' EQUITY

Total Liabilities	$-

Commitments and Contingencies	-

Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized,
none issued and outstanding	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
6,510,000 shares issued and outstanding	6,510
Additional paid-in capital	153,290
Deficit accumulated during the development stage	(128,140)

Total Stockholders' Equity	31,660

Total Stockholders' Equity	$31,660

See accompanying notes to condensed financial statements

BIP Oil, Inc.
(A Development Stage Company)
Condensed Statements of Operations
(Unaudited)

			For the Period from January
	Three Months Ended	Six Months Ended	31, 2007(Inception) to
	October 31. 2007	October 31, 2007	October 31, 2007

Operating Expenses
General and administrative	$483	$1,237	$6,587
Advertising and Marketing	-	-	10,000
Professional Fees	49,164	96,753	107,753
Rent	1,300	2,600	3,800
Total Operating Expenses	50,947	100,590	128,140

Loss from Operations	(50,947)	(100,590)	(128,140)

Provision for Income Taxes	-		-

Net Loss	$(50,947)	$(100,590)	$(128,140)

Net Loss Per Share - Basic and Diluted	$(0.01)	$(0.02)

Weighted average number of shares outstanding
during the period - basic and diluted	6,510,000	6,510,000

See accompanying notes to condensed financial statements

BIP Oil, Inc.
(A Development Stage Company)
Condensed Statement of Changes in Stockholders' Equity
For the period from January 31, 2007 (inception) to October 31, 2007
(Unaudited)

	Preferred stock		Common stock			Deficit
	$.001 Par Value		$.001 Par Value		Additional	accumulated during	Total
					paid-in	development	Stockholder's
	Shares	Amount	Shares	Amount	capital	stage	Equity

Balance January 31, 2007 (inception)	-	$-	-	$-	$-	$-	$-

Common stock issued to founders for cash ($0.001 per share)	-	-	50,000	50	-	-	$50

Shares issued for services at $0.10 per share	-	-	4,950,000	4,950	-	-	$4,950

Stock issued for cash at $0.10 per share	-	-	1,510,000	1,510	149,490		$151,000

In kind contribution of rent	-	-	-	-	1,200		$1,200

Net loss for the period ended April 30, 2007	-	-	-	-	-	(27,550)	$(27,550)

Balance, April 30, 2007	-	-	6,510,000	6,510	150,690	(27,550)	129,650

In kind contribution of rent	-	-	-	-	2,600	-	2,600

Net loss for the six months ended October 31, 2007	-	-	-	-	-	(100,590)	(100,590)

Balance, October 31, 2007	-	-	6,510,000	$6,510	$153,290	$(128,140)	$31,660

See accompanying notes to condensed financial statements

BIP Oil, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

		For the Period from January
	Six Months Ended	31, 2007(Inception) to
	October 31, 2007	October 31, 2007
Cash Flows From Operating Activities:
Net Loss	$(100,590)	$(128,140)
Adjustments to reconcile net loss to net cash used in operations
In-kind contribution	2,600	8,750
Changes in operating assets and liabilities:
Increase in prepaid expenses	(7,500)	(7,500)
Decrease in accounts payable	(1,000)	-
Net Cash Used In Operating Activities	(106,490)	(126,890)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock	-	151,050
Net Cash Provided by Financing Activities	-	151,050

Net Increase (Decrease) in Cash	(106,490)	24,160

Cash at Beginning of Period	130,650	-

Cash at End of Period	$24,160	$24,160

Supplemental disclosure of cash flow information:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to condensed financial statements

BIP OIL, INC.
(A Development Stage Company)
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
OCTOBER 31, 2007 (UNAUDITED)

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
OCTOBER 31, 2007 (UNAUDITED)

Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

At October 31, 2007, the Company had an accumulated deficit during the development stage of $128,140.  Since its inception, the Company has not generated any revenues and has minimal cash resources.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  For the twelve-month subsequent period, the Company anticipates that its minimum operating cash requirements to continue as a going concern will be approximately $150,000. Management’s business plan is to import, market and distribute Greek olive oils, olives, and spices in the United States.  Management also plans to raise capital through the sale of shares of common stock.  The ability of the Company to continue in existence is dependent upon management’s successful development and implementation   of   its   business   plan   resulting   in   profitable operations.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Fair Value of Financial Instruments
The Company's financial instruments as defined by Statement of Financial Accounting Standards
No. 107, "Disclosures about Fair Value of Financial Instruments," include cash, accounts payable and accrued expenses.  All such instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at October 31, 2007.

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
OCTOBER 31, 2007 (UNAUDITED)

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

NOTE 3 - STOCKHOLDERS EQUITY

Preferred Stock
The Company is authorized to issue 10,000,000 shares of $0.001 par value preferred stock. As of October 31, 2007 there are no shares of preferred stock outstanding.

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
OCTOBER 31, 2007 (UNAUDITED)

In-Kind Contribution
During the period January 31, 2007 (inception) to April 30, 2007, the company recorded $1,200 of in-kind rent expense contributed by a shareholder.

During the six months ended October 31, 2007, the company recorded $2,600 of in-kind rent expense contributed by a shareholder.

NOTE 4 – COMMITMENTS

During 2007, the Company entered into a monthly agreement with a consultant to provide administrative services for a monthly fee of $7,500.  The agreement is on a month to month basis and is cancellable upon 30 days notice.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

This report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

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

In summary, we expect to generate sales revenues from our initial product line introduction in 2008, provided we are able to obtain additional financing. If we are unable to obtain such financing or subsequently generate sufficient distribution customers or direct retail placement for our premium Greek olive oils, we may have to suspend or cease our efforts.
To date we have not been able to raise additional funds through either debt or equity offerings. Without this additional cash we have been unable to pursue our plan of operations and commence generating revenue. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. As a result of the foregoing, we have recently begun to explore our options regarding the development of a new business plan and direction. We are currently engaged in discussions with a company regarding the possibility of a reverse triangular merger (the “Merger”) involving our companies. At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with the Merger.

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

Results of Operations

For the period from inception through October 31, 2007, we had no revenue.  Expenses for the three month period ended October 31, 2007 totaled $50,947 resulting in a loss of $50,947.  Expenses of $50,947 for the period consisted of $483 for general and administrative expenses, $49,164 for professional fees and $1,300 for rent.

Expenses since inception totaled $128,140 resulting in a loss of $128,140. Expenses of $128,140 consisted of $6,587 for general and administrative expenses, $10,000 for advertising and marketing, $107,753 for professional fees and $3,800 for rent.

Capital Resources and Liquidity

As of October 31, 2007 we had $24,160 in cash and $7,500 in prepaid expenses for total assets of $31,660. We believe we can not satisfy our cash requirements for the next twelve months with our current cash. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our profit, revenue, and growth goals.

At October 31, 2007, we had an accumulated deficit during the development stage of $128,140.  Since our inception, we have not generated any revenues and have minimal cash resources.  These conditions raise substantial doubt about our ability to continue as a going concern.  For the twelve-month subsequent period, we anticipate that our minimum operating cash requirements to continue as a going concern will be approximately $150,000. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

We believe that we will need additional funds to proceed with our business plan for the development and marketing of our core services. We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

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

Item 3.  Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of October 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended October 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3.        Defaults Upon Senior Securities.

None

Item 4.        Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending October 31, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

BIP Oil, Inc.

By:	/s/ Bobby Stanley
Bobby Stanley Chief Executive Officer
Dated:	November 27, 2007