Form 10KSB
period 2007-12-31
Clear Skies Solar, Inc
filed 2008-03-31
CIK 1402857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ____________

Commission file number 001-32288

CLEAR SKIES SOLAR, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	30-0401535
State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

5020 Sunrise Highway, Suite 227
Massapequa Park, NY 11762-2900

(Address of Principal Executive Offices)

(516) 809-0498

Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title Of Each Class	Name Of Each Exchange On Which Registered
Common Stock, $.001 par value per share

Securities registered under Section 12(g) of the Exchange Act:
N/A

Title of Class

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☒

State issuer’s revenues for fiscal year ended December 31, 2007 were $298,974.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $32,586,212 computed by reference to the closing price of the common stock on March 26, 2008.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 26, 2008
Common Stock, $.001 par value	30,883,723

The following documents are incorporated by reference into the Annual Report on Form 10-KSB: Portions of the Registrant’s definitive Proxy Statement to be filed for its 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

Transitional Small Business Disclosure Format YES ☐ NO ☒

CLEAR SKIES SOLAR, INC.

PART I

Item 1. Description of Business.

Overview

Corporate History

Our wholly owned operating subsidiary, Clear Skies Group, Inc., was formed in New York on September 23, 2003 for the purpose of providing turnkey solar electricity installations and renewable energy technology solutions to commercial and residential customers across the United States. BIP Oil, Inc. was formed as a Nevada corporation on January 31, 2007, for the purpose of importing, marketing and distributing Greek olive oils, olives and spices in the United States. On December 12, 2007, BIP Oil Inc. formed a wholly owned subsidiary, Clear Skies Holdings, Inc., a Delaware corporation. On December 18, 2007, BIP Oil, Inc. was merged with and into Clear Skies Holdings, Inc., for the purpose of changing its state of incorporation to Delaware from Nevada and changing its name.

On December 20, 2007, we closed a reverse merger transaction pursuant to which a wholly owned subsidiary of Clear Skies Holdings, Inc. merged with and into Clear Skies Group, Inc., and Clear Skies Group, Inc., as the surviving corporation, became a wholly owned subsidiary of Clear Skies Holdings, Inc. Immediately following the closing of the reverse merger, under the terms of a split-off agreement, we transferred all of our pre-merger operating assets and liabilities to our wholly owned subsidiary, BIP Holdings, Inc., a Delaware corporation, and transferred all of its outstanding capital stock to our then-majority stockholders in exchange for cancellation of shares of our common stock held by those stockholders.

After the reverse merger and the split-off, Clear Skies Holdings, Inc. succeeded to the business of Clear Skies Group, Inc. as its sole line of business, and all of Clear Skies Holdings, Inc.’s then-current officers and directors resigned and were replaced by Clear Skies Group, Inc.’s officers and directors. In addition, on January 25, 2008, we changed our name from Clear Skies Holdings, Inc. to Clear Skies Solar, Inc.

Our Business

We are a designer and integrator of solar power systems. We market, sell, design and install systems for commercial and residential customers, sourcing components (such as solar modules and inverters) from manufacturers such as Sharp, Solar-Fabrik AG, General Electric, SMA America and XANTRAX. We commenced operations in August 2005 and received our initial funding from Rudd-Klein Alternative Energy, LLC in September 2005. We used those funds and shares of our stock to acquire certain assets of S&T Electric and TAL Design & Construction, to file patent applications with respect to proprietary technology we had developed, and to fund our operations. S&T Electric was a licensed electrical contracting business that provided residential and commercial services in New York for 12 years and was owned and operated by William O’Connor, our Vice President of Operations and another individual. The assets we acquired from S&T Electric included their licenses and certifications. TAL Design & Construction was a design and construction firm owned and operated by Ezra J. Green, our Chief Executive Officer.

We currently serve customers in California, New York and New Jersey and have entered into a letter of intent with a prospective customer in Georgia. We also plan to expand to other states where the amount of sunshine, the cost of electricity and/or the availability of governmental rebates make our prospects of solar energy system sales appear attractive to us. We not only supply and install solar power systems, but we also seek to develop new technologies and products that will promote the expansion of the industry. Our commitment to improving the effectiveness of renewable energy systems has yielded developments that include proprietary PV panel mounting systems and trade secrets that reduce the required man-hours on system installations.

We deliver turnkey solar electricity installations and renewable energy technology solutions to commercial and residential customers across the United States. Our primary business is the installation of photovoltaic (sometimes called “solar electric” or “PV” for short) solar power panels to the residential and commercial markets. We believe that our construction background, through S&T Electric and TAL Design & Construction, provides us with real world experience in delivering results quickly and cost-effectively for our customers. We have also developed XTRAX®, a proprietary remote monitoring solution for measuring the production of renewable energy systems, among other things.

Through Clear Skies Group, Inc.’s own licenses and those of our strategic allies, we are licensed to perform installations in California, Florida, New Jersey and New York, with immediate plans to expand operations to Arizona, Georgia, Nevada, New Mexico and Texas. We also plan to expand to other states where the amount of sunshine, the cost of electricity and/or the availability of governmental rebates make our prospects of solar energy system sales appear attractive to us.

Photovoltaic Product and Service Line

We offer a number of PV products and services that seek to generate revenue from initial installation activities, as well as potential recurring revenues from an installed base of customers. Such products and services include the following:

Commercial Solar Installations. We install commercial solar systems of any size, with a focus on systems that produce one megawatt or less. This is an area of the market that we believe is underserved. The financial considerations of a project depend significantly upon the available tax credits and depreciation schedules available. This sector offers the possibility of integrating our monitoring services and generating additional business from existing clients with multiple locations.

Residential Solar Installations. We install residential solar systems for medium to large-sized homes that average 6.5 kilowatt (KW) per system.

Other Markets. In addition to residential and commercial PV installations that include corporate buildings and multi-dwelling residential buildings, subject to receipt of adequate financing, we currently intend to pursue three specific additional markets: agricultural systems; petroleum field systems; and non-profit and institutional clients.

(i)
Agricultural Systems. We believe that farms (including vineyards) typically have accessible land or roof space that can accommodate a PV system that can meet their electricity needs. According to the U.S. Department of Agriculture, there are more than 21 million farms in the United States. We believe that the typical farm requires a system installation that exceeds $1 million at current prices, due to their level of power demand.

(ii)
Petroleum Field Systems. According to Gibson Consulting’s website, there are approximately 510,000 oil wells in the US that each pump about 10.5 barrels of oil per day on average. Our energy systems can replace diesel generators that power the pumps, heat water and inject steam into wells to increase production, while also adding the ability to remotely monitor the equipment and the well’s production. Our systems that service one stripper well will sell for approximately $80,000 to $200,000 at current prices.

(iii)
Non-Profit and Institutional Clients. Nonprofit and institutional customers cannot directly benefit from tax credits or depreciation. However, we have identified third parties that are able to arrange power purchase agreements and financing that captures the value of accelerated depreciation and tax credits through third-party investment financing.

Customized Installation Equipment. We have developed a Ballasted Roof Mounting System with Custom Recycled Rubber Feet that is less expensive than comparable roof mounting systems. This mounting system also speeds up the installation process, puts less stress on commercial roofs and has a reduced environmental impact. We also offer a Residential PV Trim Kit that is intended to improve the aesthetic look of residential PV installations.

Industrial Commercial Solar-thermal. Solar-thermal systems can supplement solar electric systems. These systems heat water directed to a boiler, hot water heater, or separate storage tank. Although these systems require maintenance, solar-thermal is another way to reduce reliance on fossil fuels. Solar-thermal is primarily used for commercial, industrial, or large residential buildings with high water usage. This is a secondary product of ours that will be offered as a complement to commercial PV installations.

Remote Monitoring Products

XTRAX® is our patented system for remotely monitoring the energy production of renewable energy systems and provides fault notification. The design philosophy behind XTRAX® is to avoid using expensive and awkward personal computers for simple monitoring tasks. The XTRAX® hardware monitor uses a minimalist approach by integrating a microcontroller, an energy measurement integrated circuit, a cellular card and miscellaneous interface components to provide a small and relatively low cost hardware platform. This platform is capable of being utilized for a variety of measurements, including but not limited to, electrical energy production, temperature, volume and flow. The XTRAX® hardware monitor is backed up by a database application for the retrieval and reporting of data to owners, customers, and aggregators. The XTRAX® system as a whole also provides users the ability to retrieve reports through a website or text message.

Once launched, we expect XTRAX® to generate recurring revenues. We plan to sell XTRAX® to our installation customers as well as to other PV installers and utilities. We believe that XTRAX® will enable us to acquire and validate Renewable Energy Credits (RECs) and provide information regarding greenhouse gas emissions that may support the generation of Carbon Credits. Development of our XTRAX® system may also open other potential markets, such as the ability to monitor heat and flow rates for such applications as irrigation, oil well monitoring, and solar-thermal measurement. We are ready to begin beta testing of our proprietary software, and we expect to outsource the manufacturing of XTRAX®. We plan to commercially launch XTRAX® by the end of 2008.

Potential improvements in our XTRAX® technology and related applications that we are pursuing include the following:

Expanded Capabilities. We are working to configure XTRAX® to monitor additional parameters including heat and liquid flow. This would open the possibility of our pursuing the following applications, either directly or through out-licensing:

(i)	Remote verification of water usage quantities, flow rate, and quality. Potential customers range from golf courses to municipalities to irrigation systems to environmental testing.

(ii)	Remotely monitoring the volume of petroleum storage tanks; and

(iii)	Remotely monitoring the production of solar-thermal energy systems.

Greater Distances. We are developing MAXTRAX, a remote monitoring product that uses radio and satellite uplinks. Through this product, we hope to enable monitoring in isolated, rural locations in which XTRAX®, with its cellular capability, would not be effective.

The Market Opportunity

The price of oil in U.S. Dollars is at or near its historic high and global energy demand has been growing. We believe that sunlight has long been a vast but underutilized source of energy. We also believe that the combination of recent solar energy technology improvements and the high cost of fossil fuels will provide economic incentives for adoption of alternative energy sources. Furthermore, we believe that RECs and Carbon Credits may grow in demand if the regulatory landscape moves towards market-based cap and trade systems.

Competitive Factors

We face intense competition in both the installation and monitoring fields, and many of our competitors have substantially greater resources than we do.

There are hundreds of PV installation companies in the United States. Some of our principal PV installation competitors include the following:

Akeena Solar (www.akeena.net). Akeena Solar is one of the largest national installers of solar power systems. The firm installs turn-key solar power systems for residential and commercial customers in California, New Jersey, New York, Pennsylvania, and Connecticut.

GoSolar (www.gosolar.com). GoSolar is a PV installation company focused on residential systems, solar thermal, and wind power. The company is located in Suffolk County, New York and specializes in the Long Island region.

PowerLight (www.powerlight.com). PowerLight is a wholly owned subsidiary of SunPower that is focused on large-scale commercial projects. Since 1995, PowerLight has designed, developed, and delivered more large-scale solar power systems (>500 KW) than any other global solar electric provider. PowerLight is headquartered in California, with additional management in Trenton, New Jersey and Geneva, Switzerland and has employees throughout the U.S., Europe and Asia.

The Solar Center (www.thesolarcenter.com). The Solar Center is a large regional competitor that installs PV systems in New Jersey, southern New York, Long Island, and Connecticut.

SunEdison (www.sunedison.com). Sun Edison launched in 2004 and two years later received $26 million in venture money from a group led by Goldman Sachs. SunEdison is focused on large scale commercial and government projects, ignoring the residential market. SunEdison delivers solar electricity as a service, not a product. SunEdison is an extremely capital intensive operation because the company owns and operates the generating assets, not the customer. SunEdison also provides monitoring services.

The principal monitoring competitors that XTRAX® will compete with, are currently:

Fat Spaniel (www.fatspaniel.com). Fat Spaniel delivers computer-based remote monitoring of solar installations. This system can send alerts via e-mail or text message if the inverter is shut down.

Inverter-specific Communications. Some inverter manufacturers are attempting to improve this technology with new features, such as SMA’s SunnyBoy inverters. Such new features include communication capability in the standard inverter required on all PV system interconnections, through an optional socket modem attached to the existing power line. This software enables continuous monitoring and can record the performance of a PV system on a personal computer through the Windows-based program Sunny Data. The device can also send and receive data and commands to and from a central monitoring device.

DigiRemote Power Manager (www.digi.com). Digi International’s Digi RPM is an intelligent power distribution unit that can: remotely turn devices on and off; measure electrical load and monitor ambient temperature; and integrate with additional devices to provide power management over Ethernet and Internet connections.

Intellectual Property

We have developed several proprietary technologies and systems. We have one issued U.S. patent for “A Remote Access Energy Meter System and Method” (No. 7,336,201) and expect to file other patent applications in the U.S., the European Union, China and other jurisdictions where we deem it appropriate to do so. In addition to our patent and potential future patent applications, we also have trade secrets and know-how. Our staff is actively exploring new products or devices, systems and methods for installing, monitoring and/or supporting solar installations that lower the cost and time required for installation.

Employees

    We currently have 14 employees, including our officers.  We hired our first dedicated sales and sales-support employee in October 2006 and hired Rami Mikhail as our Executive Vice President - Sales in February 2007.  We estimate that a minimum of three sales people and two additional installation staff will be required to close the prospects currently in our sales pipeline.  We hope to keep our operating costs low by using supplemental contract labor and subcontracting portions of work to installers and other specialists, as is common in the construction industry.

Item 2. Description of Property.

We lease approximately 600 square feet of office space at our current location of 5020 Sunrise Highway, Massapequa Park, New York 11762-2900 from Destiny LLC on a monthly basis. The rent for this space is currently $3,485 per month. We also rent storage space from United Store-all on a monthly basis. There is no annual contract or lease obligation with respect to the properties we rent.

Item 3. Legal Proceedings.

    On July 19, 2007, a complaint was filed in the lawsuit titled Alpha Energy, a division of Alpha Technologies Services, Inc. v. Quixotic Systems, Inc., in the United States District Court for the Western District of Washington at Seattle, Case No. 2:07-cv-1130-MJB.  The complaint alleges, among other things, that Quixotic purchased approximately $270,000 worth of power systems components from Alpha Energy for which Quixotic had not timely and fully paid.  Quixotic had ordered the power systems components in question on behalf of Clear Skies Group, Inc. and such components were shipped to or as directed by Clear Skies Group, Inc.  In August 2007, Alpha, Quixotic and Clear Skies Group, Inc. entered into a settlement agreement, pursuant to which Quixotic and Clear Skies Group, Inc., agreed, jointly and severally, to pay an aggregate of $206,778 to Alpha to settle the Alpha lawsuit.  The settlement agreement provided that Clear Skies Group, Inc. and/or Quixotic would pay Alpha $75,000 within 72 hours of execution of the settlement agreement, $25,000 each month for five consecutive months thereafter, and the remaining $6,778 no later than February 15, 2008.  Pursuant to the settlement agreement, Quixotic and Clear Skies Group, Inc. executed a confession of judgment in the amount of approximately $251,014, plus reasonable attorneys' fees to any party, and the parties exchanged mutual releases relating to the Alpha lawsuit.  All payments due to Alpha under the Settlement Agreement were timely made, with the final payment made by us on December 21, 2007, and we have reimbursed Quixotic in full for $175,000 of settlement payments that they had advanced to Alpha.  The confession of judgment referred to above has been destroyed.

    Other than routine litigation arising in the ordinary course of business that we do not expect, individually or in the aggregate, to have a material adverse effect on us, there is no currently pending legal proceeding and, as far as we are aware, no governmental authority is contemplating any proceedings to which we are a party or to which any of our properties is subject.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

From September 7, 2007 through January 4, 2008, our common stock was quoted on the OTC Bulletin Board under the trading symbol “BIPO,” and since January 7, 2008, our trading symbol has been “CSKH.OB” Prior to January 7, 2008, there was no active market for our common stock.

For the period from January 8, 2008 through March 20, 2008, the low and high bid prices for our common stock as reported by the OTC Bulletin Board were $1.02 and $2.40. The quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

The closing price of our common stock on the OTC Bulletin Board on March 26, 2008 was $1.05 per share.

Holders

As of March 26, 2008, an aggregate of 30,883,723 shares of our common stock were issued and outstanding and were owned by approximately 68 stockholders of record, based on information provided by our transfer agent.

Dividends

We have not previously paid any cash dividends on our common stock and do not anticipate or contemplate paying dividends on our common stock in the foreseeable future. We currently intend to use all available funds to develop our business. We can give no assurances that we will ever have excess funds available to pay dividends.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Business Overview

Clear Skies Group, Inc. was incorporated in New York on September 23, 2003 and began operations in August 2005. As a result of the reverse merger, our historical financial statements for periods prior to the reverse merger are those of Clear Skies Group, Inc. We market, sell, design and install solar power systems for commercial and residential customers, sourcing components from third party manufacturers. We currently serve customers in California, New York and New Jersey and have entered into letters of intent with a prospective customer in Georgia. We also plan to expand to other states where the amount of sunshine, the cost of electricity and/or the availability of governmental rebates make prospects of solar energy system sales appear attractive.

With a goal of improving the effectiveness of renewable energy systems, we have developed certain proprietary PV panel mounting systems and trade secrets that we believe reduce the required man-hours for PV system installations. We have also developed XTRAX®, a proprietary remote monitoring solution for measuring the production of renewable energy systems, among other things.

Since we began operations, we have incurred annual net losses. As of December 31, 2007, we had an accumulated deficit of $4,672,981, and we expect to incur additional losses in the foreseeable future. We recognized a net loss of $3,612,239 for the year ended December 31, 2007.

Since our inception, we have financed our operations primarily through sales of equity and debt securities. From inception through December 31, 2007, we received net offering proceeds from private sales of equity and debt securities (after deducting placement agents’ discounts, commissions and expenses, and our offering expenses) of approximately $6,843,126 in the aggregate.

Based on current plans and assumptions, we believe that our current financial resources, together with our expected net revenues from operations will be adequate to fund our operations in 2008.  Beyond 2008, we may require further financing of our operations before we are able to achieve positive cash flow. There can be no assurance that we will ever generate sufficient revenues to provide positive cash flows from operations. Depending on our actual future results of operations and whether we engage in any strategic transaction or other activities that may consume funds, we may need to raise additional funds through additional public or private offerings of our securities. No assurance can be given that additional sources of funds will be available to us on reasonable terms or at all.

Depending upon the needs of our customers, we may have to increase our installation staff significantly in 2008 to ensure that installations can be completed while applicable rebates remain in effect. We expect that our selling and general and administrative expenses will increase in future periods, as we expand our administrative, sales and installation workforce.

Facilities requirements are a pressing issue for us, as we have already outgrown our current facility. We are looking for a new facility in Long Island as our headquarters that can accommodate our expected needs for the next three years. In addition, we anticipate establishing regional field offices for our sales teams. Accordingly, we expect the rental expense component of our general and administrative expenses to increase in future periods.

We expect that our immediate capital expenditures will be related to completing the Beta tests and initial launch of XTRAX®. Cranes and other installation equipment are generally available for rental on reasonable terms, and we do not have plans to acquire any.

Critical Accounting Policies

Revenue Recognition and Deferred Revenue: We have two distinct revenue streams that have very different characteristics and payment time cycles. Therefore, we apply a different revenue recognition policy to each category.

Contract Revenue. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, which was superceded by SAB 104 - “Revenue Recognition in Financial Statements,” we recognize revenues from contracts that we sign directly with the customer using the percentage of completion method. The percentage of completion is calculated by dividing the direct labor and other direct costs incurred by the total estimated direct costs of the project. Contract value is defined as the total value of the contract, plus the value of approved change orders. Estimates of costs to complete are reviewed periodically and modified as required. Provisions are made for the full amount of anticipated losses, on a contract-by-contract basis. These loss provisions are established in the period in which the losses are first determined. Changes in estimates are also reflected in the period they become known. We maintain all risks and rewards of billing. Regardless of the customer’s structure or industry, if we are the lead contractor, then we recognize all revenues from such customers in this manner.

Subcontracting Revenue. From time to time, we perform installation and other services as a subcontractor. These services differ from contract revenue as we are entitled to be compensated for subcontractor work performed prior to completion of the system. We are paid for all invoiced work so long as we complete tasks satisfactorily and invoice the client for our work in a timely manner. We book all revenues from projects where we act as subcontractor to our income statement as they are received from the client.

Cost Recognition: Contract costs include all direct materials, labor, and equipment costs, and those indirect costs related to performance such as indirect labor, supplies, and tools costs. We make provisions for estimated losses on uncompleted contracts in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revenues are determined.

Costs and estimated earnings in excess of billings consist of our costs to acquire materials that we purchased for projects which had not been completed as of the relevant balance sheet date. These costs are charged to the project as they are installed.

Manufacturer and Installation Warranties: We warrant our products and services against defects in material or installation workmanship. The manufacturer’s warranty period on the solar panels and the inverters we use have a warranty period range of five to twenty-five years. We assist the customer in the event that the manufacturer warranty needs to be used to replace a defective panel or inverter. We provide for a five-year warranty on the installation of a system and all equipment and identical supplies other than solar panels and inverters that are covered under the manufacturer’s warranty. We record a provision for the installation warranty, within cost of sales - currently at 2% of contract revenue - based on historical experience and future expectations of the probable cost to be incurred in honoring our warranty commitment.

Common Stock Issuance: In September 2005, Clear Skies Group, Inc. agreed to grant: (i) 120,000 shares of its common stock to three individuals as consideration for their service on the board of directors; (ii) 160,000 shares of its common stock to two entities, as consideration for certain consulting and other services; and (iii) 200,000 shares of its common stock to three individuals, in exchange for consulting and other services to assist in its commencement of operations. As a result of the above transactions and capital advances of $310,000 in September 2005 and $200,000 in April 2006, Clear Skies Group, Inc. became contractually obligated to issue shares in excess of its 200 then authorized shares. As a result, we recorded a liability of approximately $894,000, as of December 31, 2006, for the value of such contractual obligations.

Due to the contractual obligation to issue the excess shares, Clear Skies Group, Inc.’s Board of Directors, with stockholder approval, passed a resolution to increase its authorized shares to 10,000,000. On January 30, 2007, Clear Skies Group, Inc.’s Certificate of Incorporation was amended to authorize Clear Skies Group, Inc. to issue 10,000,000 shares of common stock, par value $0.01 per share. Upon the amendment to Clear Skies Group, Inc.’s Certificate of Incorporation, the obligation to issue such shares was fulfilled and the liability was reclassified to stockholders equity as Common Stock, to the extent of the aggregate par value of such shares, with the excess reclassified as Additional Paid-In Capital. Upon consummation of our reverse merger, all such shares of Clear Skies Group, Inc.’s common stock were exchanged for shares of our common stock.

Results of Operations: Comparison of Fiscal 2007 and 2006

Generally, we anticipate that our operating costs and expenses will increase in the future to support a higher level of revenues. Increased costs will be attributable to increased personnel, principally sales personnel and support staff for a multi-office infrastructure and increased marketing expenditures to promote our services. In addition, as a public reporting entity, compliance with Securities and Exchange Commission regulations will substantially increase our general and administrative costs.

Although we had income from operations in each of the last two fiscal years, a major impediment to fully executing our business plan in 2007 was a lack of operating capital and the time spent by members of management obtaining financing. Accordingly, a comparison of our results of operations for the years ended December 31, 2007 and December 31, 2006 may be of limited probative value.

Revenues

Total revenues for the year ended December 31, 2007 were $298,974 compared to $936,596 for the year ended December 31, 2006. This $637,622 decrease in revenue is primarily due to our lack of operational capital with which to execute our business plan. The shift in focus of our marketing efforts from residential sales and installations to commercial projects of up to one megawatt in size also had an impact. These commercial projects provide greater revenues and margins, but have significantly longer lead times than residential projects. In addition, our move towards managing more of our own projects rather than serving as a subcontractor has caused delays in our recognition of revenue, since subcontractor revenue is generally recognized immediately but contract revenue is recognized on a percentage of completion basis.

Cost of Goods Sold

Cost of goods sold were $268,707 for the fiscal year ended December 31, 2007, compared to $701,702 for the prior year. The $432,995 decrease in cost of goods sold (and the resulting decline in gross margin from 25% of total revenue to 10%) is primarily due to the delay in contract completion which resulted in higher job costs in 2007.

Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings, of approximately $27,641 at December 31, 2007, compared to $79,875 at December 31, 2006, consist of our costs incurred to acquire and partially install systems for certain projects that exceeded the to date billing for that project, as of the balance sheet date. As the work on projects begun in 2006 progressed in 2007, the revenue was recognized in its appropriate period.

Operating Expenses

Our operating expenses are composed of selling expenses and general and administrative expenses. Operating expenses increased to $2,827,040 for the 2007 year from $689,470 for the prior year. The $2,137,570 (or 310%) increase is due in part to $743,429 of deferred compensation that impacted 2007 compared to $96,000 in 2006. In addition, a period to period increase of $269,717 results from increased personnel costs. Furthermore, an expenditure increase of $135,205 in the fiscal year 2007 resulted from auditing costs. Various legal costs relating to the settlement with Alpha Technologies, business development, and obtaining financing resulted in legal expenditures of $267,538 in 2007, compared to $14,908 in 2006, an increase of $252,630. In 2007 we had new expenditures of $137,462 for investor relations. Selling expenses increased by $253,787 to $468,858 for the year ended December 31, 2007 from $215,071 in 2006. Increased sales personnel costs in 2007 over 2006 totaled $232,099. The remaining difference for the 2007 increase compared to 2006 is attributable to various costs associated with expanding operations in new markets and overall increased sales and marketing efforts in 2007.

Other Expenses

Interest expense in 2007 totaled $40,199 compared to $63 in 2006. Furthermore, in 2007, we had a non-cash amortization of the debt discount expense resulting from the issuance of $745,000 of Bridge Notes.

Cash Flows from Operations

Non-cash items totaled $1,467,966 in 2007, compared to $169,833 in 2006. This increase of $1,298,133 (764%) is due to the charges associated with stock compensation to staff, vendors, and directors, as well as the amortization of the Bridge Notes we sold in August and September of 2007 that were exchanged for shares in the Reverse Merger.

Liquidity and Capital Resources

At December 31, 2007 we had an accumulated deficit of $4,672,981, and we expect to incur additional losses in the foreseeable future. While we have funded our operations since inception through private placements of equity and bridge loans, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

At December 31, 2007 and March 27, 2008 we had approximately $4,900,000 and $3,500,000, respectively in cash and cash equivalents. We believe that our existing funds will be sufficient to fund our currently planned operations at least through December 31, 2008. If we are unable to successfully implement our business plan, or if our plans are modified, then our current resources may be exhausted sooner.

Clear Skies Group, Inc. began operations in August 2005, and raised $310,000 of gross proceeds from a private placement offering of securities to Rudd-Klein Alternative Energy, LLC (“Rudd-Klein”) that closed on September 30, 2005. On April 18, 2006, Rudd-Klein funded the remaining $100,000 of the purchase price in such private placement. On April 25, 2006, Clear Skies Group, Inc. sold its common stock in an additional private placement transaction that raised gross proceeds of $100,000. From April 26, 2007 through July 26, 2007, Clear Skies Group, Inc. sold its common stock and warrants to two separate purchasers in a series of private placement transactions that raised aggregate gross proceeds of $95,000. In the quarter ended September 30, 2007, Clear Skies Group, Inc. issued an aggregate of $745,000 principal amount of bridge notes in a private placement transaction. The purchasers of such bridge notes paid an aggregate gross purchase price of $745,000 for such bridge notes and shares of common stock of Clear Skies Group, Inc. In accordance with the terms of the bridge notes, the holders of all $745,000 of outstanding principal amount of bridge notes invested in our private placement that closed in December 2007 by exchanging such bridge notes for an aggregate of 1,490,000 shares of our common stock (i.e. the number of shares of our common stock offered for sale in the Private Placement for an aggregate purchase price of $745,000). The accrued interest on such bridge notes was paid out of the proceeds of the December 2007 private placement. In the fourth quarter of 2007, Clear Skies Group, Inc. borrowed an aggregate of $250,000 and issued 8% promissory notes to evidence such borrowing, which notes were repaid upon closing of the private placement in December 2007. In closings on December 20, 2007 and December 24, 2007, we raised an aggregate of approximately $5,931,000 in net proceeds (in addition to eliminating $745,000 of indebtedness) from the private placement of 16,000,000 shares of our common stock.

Several of our officers and directors, or their affiliates, have from time to time extended loans to Clear Skies Group, Inc. or agreed to defer compensation payable to them in order to fund our operating expenses. In this regard: (i) Quixotic Systems, Inc. (“Quixotic”), an affiliate of Richard Klein, who is a member of our board of directors, loaned $285,000 ($175,000 of which constitute amounts Quixotic has paid in connection with a settlement agreement described below under “Legal Proceedings”), which loan had been repaid in full, together with 10% interest compounded daily, by December 31, 2007; and (ii) Gelvin Stevenson, our Secretary and Treasurer loaned $20,000, which had been repaid in full as of December 31, 2007. Furthermore, Ezra Green, our Chairman and Chief Executive Officer, agreed to the deferral of $73,259 of his compensation, of which $69,366 remained unpaid as of December 31, 2007 (and was booked as a balance due to related party at December 31, 2007). As of March 18, 2008, Mr. Green’s deferred compensation had been paid in full. In addition, Mr. Green had advanced $30,275 to us in 2006 and an additional $70,037 to us in 2007 (which has been booked as a balance of $100,312 due to related party at December 31, 2007). This related party transaction was also repaid in full by March 18, 2008. Such loans and other arrangements were interest free (except for Quixotic) and had not been memorialized by written promissory notes. In consideration for the extension and maintenance of such credit and deferral of salary, on May 7, 2007, Clear Skies Group, Inc. granted Mr. Green, Quixotic and Dr. Stevenson stock that was exchanged for 639,521, 242,242 and 77,518 shares of our common stock, respectively, in our reverse merger. At December 31, 2007, there was a miscellaneous amount due to a related party of approximately $4,000.

We may need to raise additional funds through either the licensing or sale of our technologies, products and services or the additional public or private offerings of our securities. There can be no assurance that we will be able to obtain further financing, do so on reasonable terms, or do so on terms that would not substantially dilute our current stockholders’ equity interests in us. If we are unable to raise additional funds on a timely basis, or at all, we may not be able to continue our operations.

We expect to put our capital resources, which included $4,900,000 and $3,500,000 of cash and cash equivalents at December 31, 2007 and March 27, 2008 respectively, to the following uses:

•	towards our $500,000 budget for the engagement of investor relations and public relations firms for the twelve months following the closing of the reverse merger;

•	possibly for strategic acquisitions, if and to the extent we determine appropriate; and

•	for general working capital purposes.

Commitments and Contingencies

We have entered into employment agreements with Ezra J. Green to serve as our Chief Executive Officer and Chairman, with Robert Parker to serve as our Chief Operating Officer and with Arthur L. Goldberg to serve as our Chief Financial Officer. The initial terms of the agreements are two years, with automatic one-year renewals following this two-year period. Pursuant to the agreements as amended, Messrs. Green, Parker and Goldberg are to receive annual base salaries of $250,000, $125,000 and $175,000, respectively, for the first two years, and then an agreed upon salary (of not less than the amount specified above) for each future year of employment. Each of Messrs. Green, Parker and Goldberg will be entitled to an annual bonus of $50,000 in the first year of employment, if we record gross revenues in excess of $5,000,000 during such year and. an annual bonus of $75,000 in the second year of employment, if we record gross revenues in excess of $10,000,000 during such year. If any of such executives’ employment is terminated without cause or if any resigns for good reason (as defined in their employment agreements), then we will be obligated to pay the terminated executive, as severance, his then current annual base salary and annual bonuses (as such is defined within the relevant agreement) for the remainder of the term (or for six months, if longer than the remainder of the term). Our Board of Directors has granted options under our 2007 Equity Incentive Plan to each of Messrs. Green, Parker and Goldberg to purchase 250,000, 200,000 and 150,000 shares of our common stock, respectively. All such options vest in three equal installments on the first three anniversaries of February 6, 2008. The options granted to Mr. Green expire on February 5, 2013 and have an exercise price of $1.694 per share (110% of the fair market value on the date of grant). The options granted to Mr. Parker and Mr. Goldberg expire on February 5, 2018 and have an exercise price of $1.54 per share (100% of the fair market value on the date of grant).

We rent office space at 5020 Sunrise Highway, Massapequa Park, New York 11762-2900 and additional storage space. There is no annual contract or lease obligation with respect to our rented properties.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This statement does not require any new fair value measurements in accounting pronouncements where fair value is the relevant measurement attribute. However, for some entities, the application of this statement will change current practice for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 157 on its definition and measurement of fair value and disclosure requirements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments at fair value. Unrealized gains and losses on items for which option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 but does not expect that it will have a material impact on the Company’s financial position and results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations). SFAS No. 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. Early adoption of SFAS No. 141(R) is not permitted.

Off-Balance Sheet Arrangements

We did not engage in any off-balance sheet arrangements during the fiscal years ended December 31, 2007 and 2006.

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our annual results of operations will be impacted for the foreseeable future by several factors including the progress and timing of expenditures related to award of contracts to us, completion of customer contracts, our research and development efforts, marketing expenses related to product launches, and market acceptance of our products. Due to these fluctuations, we believe that the period to period comparisons of our operating results are not a good indication of our future performance.

Certain Risks and Uncertainties

Certain statements in this Annual Report on Form 10-KSB, including certain statements contained in “Description of Business” and “Management’s Discussion and Analysis,” constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The words or phrases “can be,” “may,” “could,” “would,” “expects,” “believes,” “seeks,” “estimates,” “projects” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various known and unknown risks and uncertainties, including those described on the following pages, and we caution you that any forward-looking information provided by or on behalf of us is not a guarantee of future performance. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond our control. All such forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Risks Related to Our Business

Since we lack a meaningful operating history, it is difficult for potential investors to evaluate our business.

Clear Skies Group, Inc. was incorporated in 2003, but did not begin operations until October 2005. Our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations. Since our formation, we have generated only limited revenues. As a startup, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays inherent in a new business. Investors should evaluate an investment in our Company in light of the uncertainties encountered by start-up companies in a competitive environment. Our business is dependent upon the implementation of our business plan, as well as our ability to enter into agreements with third parties for, among other things, the supply of photovoltaic and solar-thermal systems, on commercially favorable terms. There can be no assurance that our efforts will be successful or that we will be able to attain profitability.

We will need additional financing to execute our business plan and fund operations, which additional financing may not be available on reasonable terms or at all.

    We have limited funds. We may not be able to execute our current business plan and fund business operations long enough to become cash-flow positive or to achieve profitability. Our ultimate success may depend upon our ability to raise additional capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in the renewable energy industry, and the fact that we have not been profitable, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

We are dependent upon key personnel whose loss may adversely impact our business.

We rely heavily on the expertise, experience and continued services of our senior management, especially Ezra J. Green, our Chairman and Chief Executive Officer. The loss of Mr. Green or an inability to attract or retain other key individuals, could materially adversely affect us. We seek to compensate and motivate our executives, as well as other employees, through competitive salaries and bonus plans, but there can be no assurance that these programs will allow us to retain key employees or hire new key employees. As a result, if Mr. Green were to leave, we could face substantial difficulty in hiring a qualified successor and could experience a loss in productivity while any such successor obtains the necessary training and experience. We have entered into an employment agreement with Mr. Green. However, there can be no assurance that the terms of the employment agreement will be sufficient to retain him.

We may not be able to effectively control and manage our growth.

Our strategy envisions a period of potentially rapid growth. We currently maintain nominal administrative and personnel capacity due to the startup nature of our business, and our expected growth may impose a significant burden on our future planned administrative and operational resources. The growth of our business may require significant investments of capital and increased demands on our management, workforce and facilities. We will be required to substantially expand our administrative and operational resources and attract, train, manage and retain qualified management and other personnel. Failure to do so or satisfy such increased demands would interrupt or would have a material adverse effect on our business and results of operations.

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results, which could have a material adverse effect on our business, financial condition and the market value of our securities.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our reputation and operating results may be harmed. In connection with the preparation of this Form 10-KSB, our independent registered public accountants as well as our management identified a material weakness in our internal control over financial reporting, due to insufficient resources in our accounting and finance department, resulting in (i) an ineffective review, monitoring and analysis of schedules, reconciliations and financial statement disclosures and (ii) the misapplication of U.S. GAAP and SEC reporting requirements. Due to the effect of the lack of resources, including a lack of resources that are appropriately qualified in the areas of U.S. GAAP and SEC reporting, and the potential impact on the financial statements and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, there is more than a remote likelihood that a material misstatement of the annual financial statements would not have been prevented or detected for the year ended December 31, 2007.

The period in which these material weaknesses were identified included certain non-recurring reverse merger related events, that disproportionately absorbed our financial and administrative resources.

Management is in the process of remediating the above-mentioned weakness in our internal control over financial reporting and has designed the following steps to be implemented:

•	Hiring additional accounting personnel (including a full time CFO hired January 21, 2008 and another full time senior level accountant hired February 11, 2008);

•	Establish a detailed timeline for review and completion of financial reports to be included in our Forms 10-QSB and 10-KSB;

•	Engage the use of a third party accounting service provider to further support and supplement our internal staff in accounting and related areas when necessary; and

•	Employ the use of appropriate supplemental SEC and U.S. GAAP checklists in connection with our closing process and the preparation of our Forms 10-QSB and 10-KSB.

The implementation of these remediation plans has been initiated and will continue during fiscal 2008. The material weakness will not be considered remediated until the applicable remedial procedures are tested and management has concluded that the procedures are operating effectively. Management recognizes that use of our financial resources will be required not only for implementation of these measures, but also for testing their effectiveness and may seek the assistance of a outside service provider to assist in this process.

If we are not able to implement controls to avoid the occurrence of material weaknesses in our internal control over financial reporting in the future, then we might report results that are not consistent with our actual results and we may need to restate results that will have been previously reported.

We could become involved in intellectual property disputes that create a drain on our resources and could ultimately impair our assets.

We currently have one issued U.S. patent (No. 7,336,201). In addition, we rely on trade secrets and our industry expertise and know how. We do not knowingly infringe on patents, copyrights or other intellectual property rights owned by other parties; however, in the event of an infringement claim, we may be required to spend a significant amount of money to defend a claim, develop a non-infringing alternative or to obtain licenses. We may not be successful in developing such an alternative or obtaining licenses on reasonable terms, if at all. Any litigation, even if without merit, could result in substantial costs and diversion of our resources and could materially and adversely affect our business and operating results.

We are exposed to risks associated with product liability claims in the event that the use or installation of our products results in injury or damage.

Since the products we install are devices that produce electricity and heat, it is possible that users could be electrocuted, burned or otherwise injured or even killed by such products, whether by product malfunctions, defects, improper installation or other causes. As a distributor and installer of products that are used by consumers, we face an inherent risk of exposure to product liability claims or class action suits in the event that the use of the solar power products we sell or install results in injury or damage. Moreover, we may not have adequate resources in the event of a successful claim against us. We have general liability coverage for up to $1,000,000 and umbrella liability coverage for up to $2,000,000; we also have a policy of obtaining certificates of insurance from the property owners where we operate and requiring all subcontractors to name us as an additional insured and as a certificate holder on their policies. Furthermore, we anticipate requiring a product liability policy once we are ready to launch our XTRAX® product, and there can be no assurance that one will be available on reasonable terms. The successful assertion of product liability claims against us could result in material reputational and/or monetary damages and, if our insurance protection is inadequate, could require us to make significant payments.

Risks Relating to Our Industry

We are dependent upon our suppliers for the components used in the systems we design and install; and our major suppliers are dependent upon the continued availability and pricing of silicon and other raw materials used in solar modules.

The components used in our systems are purchased from a limited number of manufacturers. We do not manufacture any of the components used in our solar installations. We are subject to market prices for the components that we purchase for our installations, which are subject to fluctuation. We cannot ensure that the prices charged by our suppliers will not increase because of changes in market conditions or other factors beyond our control. An increase in the price of components used in our systems could result in reduced margins and/or an increase in costs to our customers and could have a material adverse effect on our revenues and demand for our services. Similarly, our suppliers are dependent upon the availability and pricing of silicon, one of the main materials used in manufacturing solar panels. The world market for solar panels recently experienced a shortage of supply due to insufficient availability of silicon. This shortage caused the prices for solar modules to increase. Interruptions in our ability to procure needed components for our systems, whether due to discontinuance by our suppliers, delays or failures in delivery, shortages caused by inadequate production capacity or unavailability, or for other reasons, could limit our sales and growth. In addition, increases in the prices of modules could make systems that have been sold but not yet installed unprofitable for us. There is no assurance that we will be able to have solar systems manufactured on acceptable terms or of acceptable quality, the failure of which could lead to a loss of sales and revenues.

We face intense competition, and many of our competitors have substantially greater resources than we do.

We operate in a competitive environment that is characterized by price fluctuations, supply shortages and rapid technological change. We compete with major international and domestic companies. Our major competitors include SunPower/Powerlight, SPG Solar, Akeena Solar, Sun Edison and Global Solar as well as numerous other regional players, and other similar companies primarily located in our operating markets. Our competitors may have greater market recognition and substantially greater financial, technical, marketing, distribution, purchasing, manufacturing, personnel and other resources than we do. Many of our competitors are developing and are currently producing products based on new solar power technologies that may ultimately have costs similar to, or lower than, our projected costs. Many of our current and potential competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. As a result, they may be able to respond more quickly to changing customer demands or to devote greater resources to the development, promotion and sales of products than we can.

Some of our competitors own, partner with, have longer term or stronger relationships with solar cell providers which could result in them being able to obtain solar cells on a more favorable basis than we can. It is possible that new competitors or alliances among existing competitors could emerge and rapidly acquire significant market share, which would harm our business. If we fail to compete successfully, our business would suffer and we may lose or be unable to gain market share.

We may in the future compete for potential customers with solar and HVAC systems installers and service providers, electricians, utilities and other providers of solar power equipment or electric power. Competition in the solar power services industry may increase in the future, partly due to low barriers to entry. In addition, we may face competition from other alternative energy resources now in existence or developed in the future. Increased competition could result in price reductions, reduced margins or loss of market share and greater competition for qualified technical personnel.

There can be no assurance that we will be able to compete successfully against current and future competitors. If we are unable to compete effectively, or if competition results in a deterioration of market conditions, our business and results of operations would be adversely affected.

Technological changes in the solar power industry could render our proprietary technology uncompetitive or obsolete, which could impair our ability to capture market share and limit our sales.

Our failure to further refine our technology and develop new technology could cause our products to become uncompetitive or obsolete, which could impair our ability to capture market share and limit our sales. The solar power industry is rapidly evolving and competitive. We may need to invest significant financial resources in research and development to keep pace with technological advances in the solar power industry and to effectively compete in the future. A variety of solar power and monitoring technologies may be currently under development by other companies that could result in higher product performance than those expected to be produced using our technology. Our development efforts may be rendered obsolete by the technological advances of others and other technologies may prove more advantageous than our monitoring system and the installation of solar power products that we can offer.

Our business requires us to place our employees and technicians in our customers’ properties, which could give rise to claims against us.

If we are unsuccessful in our installation of products and provision of services to customers, we could damage or cause a material adverse change to their premises or property, which could give rise to claims against us. Any such claims could be material in dollar amount and/or could significantly damage our reputation. In addition, we are exposed to various risks and liabilities associated with placing our employees and technicians in the homes and workplaces of others, including possible claims of errors and omissions based on the alleged actions of our personnel, including harassment, theft of client property, criminal activity and other claims.

We have experienced technological changes in our industry. New technologies may prove inappropriate and result in liability to us or may not gain market acceptance by our customers.

The solar power industry (and the alternative energy industry in general) is subject to rapid technological change. Our future success will depend on our ability to appropriately respond to changing technologies and changes in function of products and quality. Significant improvements in the efficiency of photovoltaic systems may give competitors using those products competitive advantages that we cannot overcome.

A drop in the retail price of conventional energy or non-solar alternative energy sources may negatively impact our profitability.

We believe that a customer’s decision to purchase or install solar power capabilities is primarily driven by the cost of electricity from other sources and their anticipated return on investment resulting from solar power systems. Fluctuations in economic and market conditions that impact the prices of conventional and non-solar alternative energy sources, such as decreases in the prices of oil and other fossil fuels, could cause the demand for solar power systems to decline, which would have a negative impact on our profitability.

Existing regulations, and changes to such regulations, may present technical, regulatory and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products.

Installation of solar power systems are subject to oversight and regulation in accordance with national and local ordinances, building codes, zoning, environmental protection regulation, utility interconnection requirements for metering and other rules and regulations. If we fail to observe these shifting requirements on a national, state, or local level, in providing our products and services, we may incur claims and/or reputational damage. Changes in utility electric rates or net metering policies could also have a negative effect on our business. Government regulations or utility policies pertaining to solar power systems are unpredictable, may limit our ability to charge market rates and may result in significant additional expenses or delays and, as a result, could cause a significant reduction in our revenues and/or demand for solar energy systems and our services.

Our business depends on the availability of rebates, tax credits and other financial incentives; reduction or elimination of which would reduce the demand for our services and impair our results.

Certain states, including California and Arizona, offer substantial incentives to offset the cost of solar power systems. These systems can take many forms, including direct rebates, state tax credits, system performance payments and Renewable Energy Credits (RECs). Moreover, the Federal government currently offers a tax credit for the installation of solar power systems. This Federal Tax Credit is due to expire in 2008. Current tax rules also permit businesses to accelerate the depreciation on their system over five years. Reduction in or elimination of such tax and other incentives or delays or interruptions in the implementation of favorable federal or state laws could substantially increase the costs of our systems to customers, resulting in reduced demand for our services, and negatively affecting our sales.

Our business strategy depends on the widespread adoption of solar power technology.

The market for solar power products is emerging and rapidly evolving, and its future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, we would be unable to generate enough revenues to achieve and sustain profitability. The factors influencing the widespread adoption of solar power technology include but are not limited to:

•	cost-effectiveness of solar power technologies as compared with conventional and non-solar alternative energy technologies;

•	performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;

•	success of other alternative distributed generation technologies such as fuel cells, wind power and micro turbines;

•
fluctuations in economic and market conditions which impact the viability of conventional and non-solar alternative energy sources, such as increases or decreases in the prices of oil and other fossil fuels;

•	continued deregulation of the electric power industry and broader energy industry; and

•	availability of government subsidies and incentives.

Risks Relating to Our Organization and Our Common Stock

As a result of our reverse merger, Clear Skies Group, Inc. became a subsidiary of a company that is subject to the reporting requirements of federal securities laws, which can be expensive and may divert resources from other projects, thus impairing its ability to grow.

As a result of the reverse merger, Clear Skies Group, Inc. became a subsidiary of a public reporting company (Clear Skies Solar, Inc.) and, accordingly, is subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we had remained privately held and did not consummate the reverse merger.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings with the Securities and Exchange Commission current.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

Public company compliance may make it more difficult for us to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. As a public company we expect these new rules and regulations to increase our compliance costs in 2008 and beyond and to make certain activities more time consuming and costly. As a public company we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future or we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Because we became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with Clear Skies Group, Inc. becoming public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on behalf of our post-reverse merger company.

If we fail to remain current in our reporting requirements, we could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of our shareholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current in our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of our shareholders to sell their securities in the secondary market.

Persons associated with securities offerings, including consultants, may be deemed to be broker dealers, which may expose us to claims for rescission or damages.

If our securities are offered without engaging a registered broker-dealer we may face claims for rescission and other remedies. We may become engaged in costly litigation to defend these claims, which would lead to increased expenditures for legal fees and divert managements’ attention from operating the business. If we could not successfully defend these claims, we may be required to return proceeds of any affected offering to investors, which would harm our financial condition.

Failure to cause a registration statement to become effective in a timely manner could materially adversely affect our company.

We have agreed, at our expense, to prepare a registration statement covering the shares of our common stock sold in the private placement that we closed in December 2007 and to use our best efforts to file that registration statement with the Securities and Exchange Commission by March 23, 2008. As this registration statement is being filed beyond this date we are liable to pay liquidated damages of approximately $2,700 per day. We also agreed to use commercially reasonable efforts to obtain the effectiveness of such registration statement no later than 180 days after the final closing of the private placement or the date on which the private placement is terminated, whichever occurs later. There are many reasons, including those over which we have no control, which could delay the effectiveness of the registration statement, including delays resulting from the Securities and Exchange Commission review process and comments raised by the Securities and Exchange Commission during that process. Our efforts to have the registration statement declared effective could become extremely costly, and our failure to do so in a timely manner could require us to pay liquidated damages to investors in the private placement, either or both of which could materially adversely affect us.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in our industry;

•	competitive pricing pressures;

•	our ability to obtain working capital financing;

•	additions or departures of key personnel;

•	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

•	sales of our common stock (particularly following effectiveness of the resale registration statement required to be filed in connection with the private placement that we closed in December 2007);

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	regulatory developments;

•	economic and other external factors; and

•	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

There is currently a limited trading market for our common stock, and we cannot ensure that a liquid market will be established or maintained.

Trading in our common stock began on January 8, 2008 and only a limited market has developed for the purchase and sale of our common stock. We cannot predict how liquid the market for our common stock might become. As soon as is practicable, we anticipate applying for listing of our common stock on either the American Stock Exchange, The NASDAQ Capital Market or other national securities exchange, assuming that we can satisfy the initial listing standards for such exchange. We currently do not satisfy the initial listing standards, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remains quoted on the OTC Bulletin Board or is suspended from the OTC Bulletin Board, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Furthermore, for companies whose securities are quoted on the OTC Bulletin Board, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

Our common stock may be deemed a “penny stock,” which would make it more difficult for our investors to sell their shares.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued in the private placement that we closed in December 2007 upon the effectiveness of the registration statement required to be filed, or upon the expiration of any statutory holding period, under Rule 144, or upon expiration of lock-up periods applicable to outstanding shares, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. The shares of our common stock issued to certain of the former stockholders of Clear Skies Group, Inc. in the reverse merger will be subject to a lock-up agreement prohibiting sales of such shares for a period of 15 months following the reverse merger. Following such date, all of those shares will become freely tradable, subject to securities laws and Securities and Exchange Commission regulations regarding sales by insiders. In addition, the shares of our common stock sold in the private placement that we closed in December 2007 and the shares underlying the warrants issued to the placement agent in connection with the private placement will be freely tradable upon the earlier of: (i) effectiveness of a registration statement covering such shares and (ii) the date on which such shares may be sold without registration pursuant to Rule 144 (or other applicable exemption) under the Securities Act. Recent revisions to Rule 144 may result in shares of our common stock that we may issue in the future becoming eligible for resale into the public market without registration in as little as six months after their issuance.

Because our directors and executive officers are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of our other stockholders.

Our directors and executive officers own or control a significant percentage of our common stock. Our directors and executive officers may be deemed beneficially to own an aggregate of approximately 4.6 million shares of our common stock, representing 14.9% of the outstanding shares of our common stock. Additionally, these figures do not reflect any increase in beneficial ownership that such persons may experience in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders may vote, including the following actions:

•	to elect or defeat the election of our directors;

•	to amend or prevent amendment of our Certificate of Incorporation or By-laws;

•	to effect or prevent a merger, sale of assets or other corporate transaction; and

•	to control the outcome of any other matter submitted to our stockholders for vote.

Such persons’ stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Item 7. Financial Statements.

See our financial statements beginning on page F-1.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On December 20, 2007, we dismissed Webb & Company, P.A. (“Webb”) as our independent accountants. Webb had previously been engaged as the principal accountant to audit our financial statements. The reason for the dismissal of Webb is that, following the consummation of our reverse merger on December 20, 2007, (i) the former stockholders of Clear Skies Group, Inc. owned a significant amount of the outstanding shares of our common stock and (ii) our primary business became the business previously conducted by Clear Skies Group, Inc. The independent registered public accountant of Clear Skies Group, Inc. was the firm of Rothstein Kass (“RK”). We believe that it has been in our best interest to have RK continue to work with our business, and we therefore retained RK as our principal independent registered public accounting firm, effective as of December 20, 2007. RK is located at 4 Becker Farm Road, Roseland, New Jersey 07068. The decision to change accountants was approved by our board of directors on December 20, 2007.

The report of Webb on our financial statements for the period from January 31, 2007 (inception) through April 30, 2007 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except that the report was qualified as to our ability to continue as a going concern.

From our inception through December 20, 2007, there were no disagreements with Webb on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Webb, would have caused it to make reference to the matter in connection with its reports.

From our inception through December 20, 2007, we did not consult RK regarding either: (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-B.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to management in a timely manner. This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

In connection with the preparation of this Form 10-KSB, our independent registered public accountants as well as our management identified a material weakness in our internal control over financial reporting, due to insufficient resources in our accounting and finance department, resulting in (i) an ineffective review, monitoring and analysis of schedules, reconciliations and financial statement disclosures and (ii) the misapplication of U.S. GAAP and SEC reporting requirements. Due to the effect of the lack of resources, including a lack of resources that are appropriately qualified in the areas of U.S. GAAP and SEC reporting, and the potential impact on the financial statements and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, there is more than a remote likelihood that a material misstatement of the annual financial statements would not have been prevented or detected for the year ended December 31, 2007.

The period in which these material weaknesses were identified included certain non-recurring reverse merger related events, that disproportionately absorbed our financial and administrative resources.

Management is in the process of remediating the above-mentioned weakness in our internal control over financial reporting and has designed the following steps to be implemented:

•	Hiring additional accounting personnel (including a full time CFO hired January 21, 2008 and another full time senior level accountant hired February 11, 2008);

•	Establish a detailed timeline for review and completion of financial reports to be included in our Forms 10-QSB and 10-KSB;

•	Engage the use of a third party accounting service provider as needed to further support and supplement our internal staff in accounting and related areas when necessary; and

•	Employ the use of appropriate supplemental SEC and U.S. GAAP checklists in connection with our closing process and the preparation of our Forms 10-QSB and 10-KSB.

The implementation of these remediation plans has been initiated and will continue during fiscal 2008. The material weakness will not be considered remediated until the applicable remedial procedures are tested and management has concluded that the procedures are operating effectively. Management recognizes that use of our financial resources will be required not only for implementation of these measures, but also for testing their effectiveness and may seek the assistance of a outside service provider to assist in this process.

If we are not able to implement controls to avoid the occurrence of material weaknesses in our internal control over financial reporting in the future, then we might report results that are not consistent with our actual results and we may need to restate results that will have been previously reported.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2007, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Through the evaluation of the Sarbanes-Oxley internal control assessment, a more structured approach, including checklists, reconciliations and analytical reviews, will be implemented to reduce risk in the financial reporting process.

Item 8A(T). Controls and Procedures.

This annual report on Form 10-KSB does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

The discussion of internal controls and procedures contained in Item 8A is hereby incorporated by reference into this Item 8A(T).

Item 8B. Other Information.

Not applicable.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth the names and positions of our directors and executive officers and other key personnel as of March 20, 2008:

Name	Age	Position
Ezra J. Green	47	Chief Executive Officer and Chairman
Robert L. Dockweiler, Jr.	47	Director of Engineering
Arthur L. Goldberg	69	Chief Financial Officer
Richard Klein	52	Director
Pamela Newman, Ph.D.	60	Director
William O’Connor	44	Vice President - Operations
Robert Parker	32	Chief Operating Officer
Gelvin Stevenson, Ph.D.	63	Secretary, Treasurer and Director

Our directors hold office until the earlier of their death, resignation or removal or until their successors have been elected and qualified. Our officers are elected annually by, and serve at the pleasure of, our board of directors.

We have entered into an agreement with Thomas J. Oliveri to become our President which will be effective April 14, 2008.

Biographies

Ezra J. Green (Chief Executive Officer and Chairman). Ezra Green has been Chief Executive Officer and Chairman of the registrant since the consummation of our reverse merger on December 20, 2007. Ezra Green has been involved with renewable energy companies for seven years and founded Clear Skies Group, Inc. in 2003. Prior to launching Clear Skies Group, Inc., Mr. Green was a successful entrepreneur who founded TAL Design & Construction in 1990, a general contracting firm. Mr. Green has 25 years experience in the construction business, including those in which he led TAL Design & Construction to top rankings for excellence and customer satisfaction in The Franklin Report. TAL Design & Construction consulted on interior design and performed high-end commercial and residential construction in New York City and Long Island. Ezra began his career as a software engineer and programmer.

Robert L. Dockweiler, Jr. (Director of Engineering). Robert Dockweiler joined Clear Skies Group, Inc. as Director of Engineering in October 2005 and took over the same capacity of the registrant upon the consummation of our reverse merger on December 20, 2007. Mr. Dockweiler is responsible for the development of XTRAX® and overseeing Clear Skies Group, Inc.’s engineering team. Prior to joining Clear Skies, Mr. Dockweiler spent 20 years as a Senior Systems Engineer for EEG Enterprises, an engineering firm that provides software for the broadcast, postproduction, and educational industries. Mr. Dockweiler was responsible for designing software, personal computer mother board layouts, integrated communications hardware and software systems, and programming embedded firmware for real-time video data encoders. Mr. Dockweiler earned a Bachelor of Science in Electrical Engineering from SUNY - Farmingdale.

Arthur L. Goldberg (Chief Financial Officer). Arthur Goldberg joined us as our Chief Financial Officer effective January 21, 2008. Previously he served as CFO of Milestone Scientific, Inc., a publicly traded company that had developed and is marketing a device for painless injections for both dental and medical purposes. Before that he served as Chief Administrative and Financial Officer of St. Luke’s School, a private college preparatory school. Before working at St. Luke’s School Mr. Goldberg was a partner in the firm Tatum CFO Partners, LLP from 1999 to 2006. Tatum’s business was the furnishing of CFO services on an interim or special project basis. Before Tatum Mr. Goldberg served as CFO of various public and privately owned businesses. He earned an MBA degree from the University of Chicago, JD and LLM degrees from the School of Law at New York University and his bachelor’s degree from the City College of New York. Mr. Goldberg is also a certified public accountant.

Richard Klein (Director). Richard Klein has been a member of the registrant’s board of directors upon consummation of our reverse merger on December 20, 2007. Mr. Klein joined Clear Skies Group, Inc.’s board of directors in October 2005, in connection with Rudd-Klein Alternative Energy LLC’s investment in Clear Skies Group, Inc. Mr. Klein is also CEO and Founder (in 2000) of Quixotic Systems Inc., a system integrator of solar electric and thermal systems based in New York City. Mr. Klein currently has several U.S. Patents pending in the domain of solar energy. Mr. Klein formed with his brothers, and manages, the Rudd-Klein Alternative Energy LLC (commencing in 2005) and the Phoenix Fire Funds (commencing in 2006) to invest in clean energy technology companies. Mr. Klein sits on the Boards of several private companies, including Prism Solar and Own Energy. Mr. Klein serves on the advisory board of Solaria Corporation. Mr. Klein is a native of New York City and a former high school Mathematics instructor. He holds a Bachelor of Arts in Philosophy from Colgate University.

Pamela J. Newman, PhD (Director). Pamela J. Newman joined the registrant’s board of directors upon consummation of our reverse merger on December 20, 2007 and was a member of Clear Skies Group, Inc.’s board of directors since October 2005. Dr. Newman has been an Executive Vice President at AON Corporation, specializing in Fortune 500 international clients, since 1991. Before joining AON, Dr. Newman worked for Marsh & McLennan from 1979 to 1991 and, before that, she worked for Peat, Marwick, Mitchell & Co. from 1975 to 1979. Dr. Newman is a member of the board of directors of the publicly listed Ivivi Technologies, Inc. and also serves on the boards of several private companies, including RKO Pictures and Interactive Metronome. Dr. Newman serves on the Medical Center Advisory Board of the New York Hospital-Cornell Medical Center and on the Board of the McGowan Transplant Center, the Brain Trauma Foundation and American ORT. Dr. Newman also serves on the Board of Trustees of The American University of Paris, the Corporate Board of Carnegie Hall and the Associate Committee of The Julliard School and is a Fellow of the Foreign Policy Association. Dr. Newman has co-authored two books; “Organizational Communications” and “Behind Closed Doors; A Guide to Effective Meetings.” Dr. Newman earned her Bachelor of Arts, Master of Arts, and Ph.D. all from The University of Michigan and serves on the Horace Rackham University of Michigan Graduate School Board of Advisors.

William O’Connor (Vice President - Operations). William O’Connor was appointed Clear Skies Group, Inc.’s Executive Vice President of Operations in September 2006 and took over the same capacity of the registrant upon the consummation of our reverse merger on December 20, 2007. Mr. O’Connor is responsible for job site supervision and overseeing system installations. Mr. O’Connor received his Master Electrician licensing in New York in 1996 and, prior to joining Clear Skies Group, Inc. in 2005, owned and operated Bill O’Connor Electric, from 1996 to 1999, and S&T Electric Corp., from 1999 to 2005.

Robert F. Parker (Chief Operating Officer). Robert Parker has been Chief Operating Officer of the registrant since the consummation of our reverse merger on December 20, 2007. Robert Parker became Clear Skies Group, Inc.’s Chief Operating Officer in January 2007 and was previously a Senior Associate at Strategic Ventures & Research (“SVR”), a boutique investment bank and consulting firm for early stage companies in the renewable energy sector, from 2005 through 2006. At SVR, Mr. Parker assisted clients in all phases of the capital raising process and was responsible for developing and expanding the firm’s network with investors, while overseeing all office operations. Before joining SVR, Mr. Parker served as Chief Financial Officer at the Evangelical Lutheran Church in America’s New York regional headquarters from 2002 through 2004. Mr. Parker was a Director at the Sigma Alpha Epsilon Foundation from 1998 through 2001, where he oversaw a wide range of strategic initiatives to improve North American operations by integrating marketing, communications, fundraising, and client-service programs. Early in his career, Mr. Parker worked as an Account Executive at Williams Communications Solutions. He earned an MBA cum laude from Loyola University - Chicago and a Bachelor of Arts from Johns Hopkins University.

Gelvin Stevenson, PhD (Secretary, Treasurer and Director). Gelvin Stevenson joined the registrant’s board of directors upon consummation of our reverse merger on December 20, 2007 and was a member of Clear Skies Group, Inc.’s board of directors since August 2005. Dr. Stevenson has been Clear Skies Group, Inc.’s Treasurer since March 2007 and was also appointed Secretary in August 2007. Dr. Stevenson is an economist and served as an Adjunct Professor of Environmental Economics at Cooper Union and Pratt Institute in 2004 and 2006, respectively. Dr. Stevenson is a Program Director for the Center for Economic and Environmental Partnership (since 2002), consults for the clean energy industry and has organized numerous financing forums for start-up clean energy companies. Dr. Stevenson has been an Investment Consultant to the Oneida Tribe of Indians of Wisconsin for over 12 years, and served as Director of Investment Responsibility for the NYC Comptroller’s Office in 1992, when it managed over $40 billion in pension funds. Dr. Stevenson was Economic and Corporate Finance Editor at Business Week magazine from 1977 to 1984, and his writings have appeared in the Business and the Real Estate Sections of the New York Times, New York Magazine and elsewhere. Dr. Stevenson formerly held a Series 7 securities license and is currently a Public Arbitrator for the Financial Industry Regulatory Authority (formerly NASD). Dr. Stevenson holds a Bachelor of Arts from Carleton College and both a Master of Arts and a Ph.D. from Washington University in St. Louis.

Thomas J. Oliveri (President). Effective April 14, 2008, our board of directors appointed Thomas J. Oliveri as our President. Mr. Oliveri has served as head of the equipment flow business of Sulzer Metco, Inc. since September 2006. From January 2004 to December 2005, Mr. Oliveri served as President and CEO of Global Payment Technologies, Inc., a currency validation manufacturer serving the gaming and vending industries. From May 2003 to January 2004, Mr. Oliveri was President and COO of Global Payment Technologies, Inc., and from October 2000 to April 2003, he was Vice President and COO. Prior to his joining Global Payment Technologies in 1999, Mr. Oliveri held several management consulting and general manager positions at a number of companies. Mr. Oliveri received his Master’s of Science degree in environmental science in 1997, and his Bachelor of Science degree in Industrial Technology and Management in 1984, both from the State University of New York.

There are no family relationships among any of our directors and executive officers.

Director Compensation

We have not compensated members of our board of directors for acting in such capacity, except that, in September 2005, Clear Skies Group, Inc. granted three of its directors shares of Clear Skies Group, Inc. common stock for agreeing to serve on its board of directors for a three year term. The shares of Clear Skies Group, Inc. common stock granted to each such director were exchanged for 77,518 shares of our common stock in our reverse merger.

Our directors did not receive any compensation for services in our fiscal year ended December 31, 2007. In the future we may determine to compensate our directors with cash and/or equity awards. We currently reimburse our directors for reasonable expenses incurred in connection with their services as directors.

Directors’ and Officers’ Liability Insurance

We currently have directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers, subject to certain exclusions. Such insurance also insures us against losses which we may incur in indemnifying our officers and directors. In addition, we have entered into indemnification agreements with key officers and directors and such persons shall also have indemnification rights under applicable laws, as well as our certificate of incorporation and bylaws.

Code of Ethics

We intend to adopt a code of ethics that will apply to our officers, directors and employees, including our Chief Executive Officer and, once we have one, our principal financial officer, but have not done so to date due to the relatively small size of our management and operations.

Board Committees; Corporate Goverence

Our board of directors has only one standing committee (a compensation committee which does not meet the requirements of a compensation committee for the purposes of our 2007 Equity Incentive Plan). Our compensation committee, comprised of Mr. Klein, Dr. Newman and Dr. Stevenson, was constituted on February 6, 2008, and did not meet during the year ended December 31, 2007. We expect our board of directors, in the future, to appoint an audit committee, a nominating committee and a compensation committee that meets the requirements of our 2007 Equity Incentive Plan, and to adopt charters relative to each such committee. We intend to appoint such persons to committees of the board of directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek listing on a national securities exchange.

The Board has not determined if any of our directors would qualify as independent within the meaning of Section 10(A)(3) under the Securities and Exchange Act of 1934 or the rules of either the American Stock Exchange or the Nasdaq Stock Market.

Item 10. Executive Compensation.

The table below sets forth, for the last two fiscal years, the compensation earned by each person acting as our Chief Executive Officer and our other most highly compensated executive officer whose total annual compensation exceeded $100,000 (together, the “Named Executive Officers”). Except as provided below, none of our executive officers received annual compensation in excess of $100,000 during the last two fiscal years.

Summary Compensation Table
	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	Other	Total
Ezra Green	2007	$98,441	-	$258,300	-	-	-	$26,559	$383,300
CEO and Chairman (1)	2006	-	-	-	-	-	-	$125,000	$125,000

Bobby Stanley	2007	-	-	$2,475	-	-	-	-	$2,475
President and CEO (2)

Robert Parker	2007	$92,307	-	$49,200	-	-	-	$115,850	$257,357
COO (3)

(1)
On December 20, 2007, in connection with our reverse merger, Mr. Green became the registrant’s Chief Executive Officer and Chairman. Mr. Green had served in the same capacities for Clear Skies Group, Inc. since he founded it in 2003. Other compensation consists of consulting fees to a company controlled by Mr. Green for his consulting services.

(2)	Mr. Stanley served as the President and Chief Executive Officer of the registrant from its founding in January 2007 until the closing of the reverse merger on December 20, 2007.

(3)
On December 20, 2007, in connection with our reverse merger, Mr. Parker became the registrant’s Chief Operating Officer. Mr. Parker had served in the same capacities for Clear Skies Group, Inc. since January 2007. Other compensation consists of $115,850 paid to Mr. Parker for consulting services in 2007.

Employment Agreements

Employment Agreement with Mr. Green

On December 20, 2007, we entered into an employment agreement with Mr. Green to serve as our Chief Executive Officer. The initial term of the agreement is two years, with automatic one-year renewals following this two-year period. Pursuant to the agreement, as amended, Mr. Green is to receive an annual base salary of $250,000 for the first two years, and then an agreed upon salary (of not less than $250,000) for any future years of employment. Mr. Green will be entitled to an annual bonus of $50,000 in the first year of employment, if we record gross revenues in excess of $5,000,000 in the first twelve months after the Merge and an annual bonus of $75,000 in the second year of employment, if we record gross revenues in excess of $10,000,000 in the second twelve months after our reverse merger. On February 6, 2008, our board of directors granted Mr. Green an option to purchase 250,000 shares of our common stock. Such option has a strike price of $1.694 per share, vests in three equal installments on the first three anniversaries of the grant date and expires on February 5, 2013. If Mr. Green’s employment is terminated without “cause” or if he resigns for “good reason” (as such terms are defined in the agreement), then we will be obligated to pay him, as severance, his then current annual base salary and annual bonuses (as such is defined within the agreement) for the remainder of the term, payable in accordance with our standard payroll procedures. Under the agreement, if Mr. Green is terminated with cause or if he voluntarily resigns (other than for good reason), then he is prohibited from competing with us during the initial two-year term of employment and for one year after the termination of his employment (should this be greater than the initial two-year term).

Employment Agreement with Mr. Parker

On December 20, 2007, we entered into an employment agreement with Mr. Parker to serve as our Chief Operating Officer. The initial term of the agreement is two years, with automatic one-year renewals following this two-year period. Pursuant to the agreement, Mr. Parker is to receive an annual base salary of $125,000 for the first two years, and then an agreed upon salary (of not less than $125,000) for any future years of employment. Mr. Parker will be entitled to an annual bonus of $50,000 in the first year of employment, if we record gross revenues in excess of $5,000,000 in the first twelve months after our reverse merger and an annual bonus of $75,000 in the second year of employment, if we record gross revenues in excess of $10,000,000 in the second twelve months after our reverse merger. On February 6, 2008, our board of directors granted Mr. Parker an option to purchase 200,000 shares of our common stock. Such option has a strike price of $1.54 per share, vests in three equal installments on the first three anniversaries of the grant date and expires on February 5, 2018. If Mr. Parker’s employment is terminated without “cause” or if he resigns for “good reason” (as such terms are defined in the agreement), then we will be obligated to pay him, as severance, his then current annual base salary and annual bonuses (as such is defined within the agreement) for the remainder of the term, payable in accordance with our standard payroll procedures. Under the agreement, if Mr. Parker is terminated with cause or if he voluntarily resigns (other than for good reason), then he is prohibited from competing with us during the initial two-year term of employment and for one year after the termination of his employment (should this be greater than the initial two-year term).

Employment Agreement with Mr. Goldberg

On December 31, 2007, we entered into an employment agreement with Mr. Goldberg to serve as our Chief Financial Officer. The initial term of the agreement is two years commencing on January 21, 2008, with automatic one-year renewals following this two-year period. Pursuant to the agreement, Mr. Goldberg is to receive an annual base salary of $175,000 for the first two years, and then an agreed upon salary (of not less than $175,000) for any future years of employment. Mr. Goldberg will be entitled to an annual bonus of $50,000 in the first year of employment, if we record gross revenues in excess of $5,000,000 in 2008 and a bonus of $75,000 in the second year of employment, if we record gross revenues in excess of $10,000,000 in 2009. On February 6, 2008, our board of directors granted Mr. Goldberg an option to purchase 150,000 shares of our common stock. Such option has a strike price of $1.54 per share, vests in three equal installments on the first three anniversaries of the grant date and expires on February 5, 2018. If Mr. Goldberg’s employment is terminated without “cause” or if he resigns for “good reason” (as such terms are defined in the agreement), then we will be obligated to pay him, as severance, his then current annual base salary and annual bonuses (as such is defined within the agreement) for varying periods based on the length of his employment with CSG. Under the agreement, if Mr. Goldberg is terminated with cause or if he voluntarily resigns (other than for good reason), then he is prohibited from competing with us during the initial two-year term of employment and for one year after the termination of his employment (should this be greater than the initial two-year term).

On March 19, 2008, we entered into an executive employment agreement (the “Employment Agreement”) with Thomas J. Oliveri engaging Mr. Oliveri to serve as our President effective April 14, 2008. The initial term of the Employment Agreement is two years commencing on the Effective Date (as defined below), with automatic one-year renewals following this two-year period. Pursuant to the Employment Agreement, Mr. Oliveri is to receive an annual base salary of $190,000 for the first two years. Mr. Oliveri will be entitled to an annual bonus of $50,000 in the first year of employment, if we record gross revenues in excess of $5,000,000 in the twelve months following April 1, 2008. In addition, Mr. Oliveri will be entitled to an annual bonus of $75,000 in the second year of employment, if we record gross revenues in excess of $10,000,000 in the twelve months following April 1, 2009. On the Effective Date, Mr. Oliveri will receive a grant of options to purchase 225,000 shares of our common stock in accordance with our 2007 Equity Incentive Plan (the “Plan”). Such options will have an exercise price equal to the closing price per share of our common stock on the last trading day preceding the Effective Date, and will vest in three equal installments on the first three anniversaries of the Effective Date. Mr. Oliveri will also be eligible to receive further grants of awards under the Plan as our board, or the board’s compensation committee may from time to time determine.

The “Effective Date” of the Employment Agreement is the date on which Mr. Oliveri actually starts working for us on a full time basis, which will be April 14, 2008.

If Mr. Oliveri’s employment is terminated without cause, then we will be obligated to pay him, as severance, his then current annual base salary (as such is defined within the Employment Agreement), payable in accordance with our standard payroll procedures, for the following period, as applicable: six months, if the termination occurs within the first 90 days of the Employment Agreement; twelve months, if the termination occurs after the first 90 days but during the first 270 days of the Employment Agreement and for the remainder of the initial two-year term if the termination occurs after the first 270 days of the Employment Agreement. If the termination occurs after the initial two-year term, then the applicable severance shall be the remainder of the annual renewal term then in effect. If Mr. Oliveri resigns for good reason, then we will be obliged to pay him, as severance, his then current annual base salary for a period of six months. Under the Employment Agreement, if Mr. Oliveri is terminated with cause or if he voluntarily resigns (other than for good reason), then he is prohibited from competing with us during the initial two-year term of employment and for one year after the termination of his employment (should this be greater than the initial two-year term).

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of March 26, 2008 regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) each executive officer; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o Clear Skies Solar, Inc., 5020 Sunrise Highway, Suite 227, Massapequa, New York 11762-2900.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage Beneficially Owned (2)
Ezra J. Green (3)	2,424,333	7.8%
Richard Klein (4)	1,482,526	4.8%
Gelvin Stevenson	155,035	*
Pamela Newman	77,518	*
Robert L. Dockweiler, Jr. (5)	116,277	*
Arthur L. Goldberg (6)	--	--
Robert Parker (7)	116,277	*
William O’Connor (8)	232,553	*
All executive officers and directors as a group (eight persons)	4,604,519	14.9%

* Represents less than 1%

(1)	Unless otherwise indicated, includes shares owned by a spouse, minor children, and relatives sharing the same home, as well as entities owned or controlled by the named beneficial owner.

(2)	Based on 30,883,723 shares of our common stock outstanding.

(3)	Does not include 250,000 shares of our common stock issuable upon exercise of options that will not vest within 60 days and have an exercise price of $1.694 per share.

(4)
Includes 1,191,835 shares of our common stock held by Rudd-Klein and 290,691 shares of our common stock held by Quixotic. Richard Klein, as the Manager of Rudd-Klein and the Chief Executive Officer of Quixotic, may be deemed to beneficially own the securities held by each of Rudd-Klein and Quixotic.

(5)	Does not include 90,000 shares of our common stock issuable upon exercise of options that will not vest within 60 days and have an exercise price of $1.54 per share.

(6)	Does not include 150,000 shares of our common stock issuable upon exercise of options that will not vest within 60 days and have an exercise price of $1.54 per share.

(7)	Does not include 200,000 shares of our common stock issuable upon exercise of options that will not vest within 60 days and have an exercise price of $1.54 per share.

(8)	Does not include 90,000 shares of our common stock issuable upon exercise of options that will not vest within 60 days and have an exercise price of $1.54 per share.

Equity Compensation Plan Information

2007 Equity Incentive Plan

We have adopted the Clear Skies Holdings, Inc. 2007 Equity Incentive Plan, pursuant to which 2,500,000 shares of our common stock are reserved for issuance as awards to employees, directors, consultants, and other service providers. For the first year following the closing of the reverse merger, we may not issue options to purchase shares of our common stock at a per share exercise price less than $0.50, unless our non-employee directors determine that it is in our best interests to terminate such restrictions at an earlier date. At December 31, 2007, we had no outstanding awards under the Plan. To date, the board of directors has granted options to eight of our employees to purchase a total of 955,000 shares of our common stock with a weighted-average exercise price of $1.58 per share. In addition, as noted above, the board granted Mr. Oliveri an option to purchase 225,000 shares of our common stock effective April 14, 2008, which is the date on which he will start working for us.

The purpose of our the Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. The Plan permits the grant of the following types of incentive awards:

•	Incentive stock options;

•	Non-qualified stock options; and

•	Restricted Stock.

The Plan is administered by our board of directors or a committee of the board of directors consisting of at least two directors who qualify as “independent directors” under the rules of the NASDAQ Stock Market, “non-employee directors” under Rule 16b-3 of the Securities Exchange Act of 1934, as amended, and as “outside directors” under Section 162(m) of the Internal Revenue Code of 1986, as amended. Our board of directors has not yet appointed a committee meeting the above qualifications.

Subject to the terms of the Plan, the board of directors has the sole discretion to select the directors, officers, employees, consultants and advisors who will receive awards, determine the terms and conditions of the awards, and interpret the provisions of the Plan and outstanding awards. Our board of directors generally may amend or terminate the Plan at any time and for any reason, except that no amendment, suspension, or termination may impair the rights of any participant without his or her consent, and except that approval of our stockholders is required for any amendment which:

•	materially increases the number of shares subject to the Plan;

•	materially increases the benefits accruing to the participants;

•	materially modifies the requirements for eligibility for awards;

•	decreases the exercise price of an option to less than 100% of the Fair Market Value (as defined in the Plan) on the date of grant;

•	extends the term of any option beyond the limits currently provided by the Plan; or

•	reduces the exercise price of outstanding options or effects repricing through cancellations and regrants of new options.

Subject to the foregoing, our Plan’s administrator also has authority to amend outstanding awards prospectively or retrospectively, but no such amendment shall impair the rights of any participant without such participant’s consent.

The number of shares of our common stock initially reserved for issuance under the Plan is 2,500,000. If any award under the Plan is cancelled prior to its exercise or vesting in full, or if the number of shares subject to an award is reduced for any reason, the shares of our stock that are no longer subject to such award will be returned to the available pool of shares reserved for issuance under the Plan, except where such reissuance is inconsistent with the provisions of Section 162(m) of the Internal Revenue Code of 1986, as amended.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Richard Klein, a member of our board of directors, is also the owner and Chief Executive Officer of Quixotic Systems, Inc. (“Quixotic”). From October 2005 to October 2006, Quixotic provided certain sales, back-office and engineering support to Clear Skies Group, Inc. Since October 2006, however, Quixotic’s relationship to us has been primarily as a source of referrals in the New York area for Clear Skies Group, Inc.’s installation work. Quixotic earns commissions from us for projects so referred. In lieu of paying an aggregate of $50,000 of cash commissions owed by Clear Skies Group, Inc. to Quixotic, Clear Skies Group, Inc. issued Quixotic shares of its common stock on May 7, 2007, which shares were exchanged for 48,449 shares of our common stock in the reverse merger.

At various times from March to August 2006, Quixotic ordered certain power systems components from Alpha Energy (“Alpha”) on our behalf, and such components were shipped to or as directed by us. On July 19, 2007, a complaint was filed in the Alpha Lawsuit (see above, under the caption “Description of Business - Legal Proceedings”). In August 2007, Alpha, Quixotic and Clear Skies Group, Inc. entered into the Settlement Agreement, pursuant to which Quixotic and Clear Skies Group, Inc. agreed, jointly and severally, to pay an aggregate of $206,778 to Alpha to settle the Alpha Lawsuit. In August 2007, Ezra Green, CSG and Quixotic entered into an Indemnity and Guaranty Agreement (the “Indemnity”) in order to induce Quixotic to enter into the Settlement Agreement and to refrain from taking legal action against Mr. Green and/or Clear Skies Group, Inc. Pursuant to the Indemnity, among other things, Ezra Green and Clear Skies Group, Inc. agreed, jointly and severally, to assume liability for, to guarantee payment to or on behalf of Quixotic, to pay, protect, defend (at Quixotic’s option) and save Quixotic harmless from and against, and to indemnify Quixotic from and against liabilities in connection with the Alpha Lawsuit and the Settlement Agreement. Quixotic has timely made all payments due to Alpha under the Settlement Agreement and we have reimbursed Quixotic in full.

Mr. Klein also controls Rudd-Klein Alternative Energy LLC (“Rudd-Klein”), an entity of which Mr. Klein and his brothers are the equity owners. Rudd-Klein invested $410,000 for shares of common stock and warrants to purchase shares of common stock of Clear Skies Group, Inc. in a private placement transaction in two installments, $310,000 on September 30, 2005 and $100,000 on April 18, 2006. Such shares and warrants were exchanged for an aggregate of 1,191,835 shares of our common stock in the reverse merger. In connection with Rudd-Klein’s investment, it had the right to designate one individual for election to Clear Skies Group, Inc.’s board of directors and designated Mr. Klein, who joined our board of directors in October 2005.

Several of our officers and directors, or their affiliates, have from time to time extended loans to Clear Skies Group, Inc. or agreed to defer compensation payable to them in order to fund our operating expenses. In this regard: (i) Quixotic loaned $285,000 (including amounts Quixotic had paid in connection with the Alpha settlement agreement), which loan had been repaid in full, together with 10% interest compounded daily, by December 31, 2007; and (ii) Gelvin Stevenson loaned $20,000, which had been repaid in full as of December 31, 2007. Furthermore, Ezra Green agreed to the deferral of $73,259 of his compensation, of which $69,366 remained unpaid as of December 31, 2007. As of March 18, 2008, Mr. Green’s deferred compensation had been paid in full. In addition, Mr. Green had advanced $30,275 to us in 2006 and an additional $70,037 to us in 2007 (which has been booked as a balance of $100,312 due to related party at December 31, 2007). This related party transaction was also repaid in full by March 18, 2008. Such loans and other arrangements were interest free (except for Quixotic) and had not been memorialized by written promissory notes. In consideration for the extension and maintenance of such credit and deferral of salary, on May 7, 2007, Clear Skies Group, Inc. granted Mr. Green, Quixotic and Dr. Stevenson securities that were exchanged for 610,452, 290,691 and 77,517 shares of our common stock, respectively, in our reverse merger.

Clear Skies Group, Inc. and Sustainable Profitability Group, Inc. (“SPG”) entered into a consulting agreement, dated as of June 17, 2005 (the “SPG Agreement”), for SPG to perform certain consulting services for Clear Skies Group, Inc. Pursuant to the SPG Agreement, SPG was entitled to designate one member of Clear Skies Group, Inc.’s Board of Directors and designated SPG’s Executive Vice-President Mayur V. Subbarao. Mr. Subbarao served as a member of Clear Skies Group, Inc.’s Board of Directors from August 2005 until November 2007 and was also the Secretary of Clear Skies Group, Inc. from August 2005 until August 2007. On or around February 16, 2007, SPG provided Clear Skies Group, Inc. with notice of termination of the SPG Agreement. Clear Skies Group, Inc., SPG, Mr. Subbarao and Ezra Green entered into a Settlement Agreement and Release, dated as of November 8, 2007, pursuant to which, among other things:

•	Clear Skies Group, Inc. paid SPG $250,000;

•
SPG and Mr. Subbarao transferred to Ezra Green all of the shares of Clear Skies Group, Inc. common stock owned or controlled, directly or indirectly, by SPG and/or Mr. Subbarao (the “SPG Shares”), which shares were exchanged in our reverse merger for an aggregate of 271,312 shares of our common stock;

•
Ezra Green delivered to SPG a promissory note in the principal amount of $150,000, due in two installments in January 2008 and June 2009, bearing interest at 8% per annum and secured by a pledge of the SPG Shares;

•
Mr. Subbarao resigned from the Board of Directors of Clear Skies Group, Inc. and from any directorships or other offices or positions held with Clear Skies Group, Inc. or any subsidiaries or affiliated companies;

•	SPG agreed to the termination of warrants to purchase 500,000 shares of Clear Skies Group, Inc.’s common stock; and

•	The parties exchanged mutual releases.

In order to finance the cash portion of the settlement, Clear Skies Group, Inc. entered into Note Purchase Agreements, dated as of November 7, 2007, with two investors, pursuant to which Clear Skies Group, Inc. issued $250,000 aggregate principal amount of 8% Promissory Notes which were repaid on December 20, 2007.

Item 13. Exhibits.

Exhibit No.	Description
2.1	Agreement of Merger and Plan of Reorganization, dated as of December 19, 2007, by and among Clear Skies Holdings, Inc., Clear Skies Group, Inc. and Clear Skies Acquisition Corp. (2)
2.2	Certificate of Merger, merging Clear Skies Acquisition Corp. with and into Clear Skies Group, Inc., filed with the Secretary of State of the State of Delaware on December 19, 2007 (2)
2.3	Certificate of Merger, merging Clear Skies Acquisition Corp. with and into Clear Skies Group, Inc., filed with the Department of State of the State of New York on December 20, 2007 (2)
3.1(a)	Certificate of Incorporation (1)
3.1(b)	Certificate of Amendment to Certificate of Incorporation (3)
3.2	By-laws (1)
10.1	Form of Subscription Agreement (2)
10.2	Form of Placement Warrant (2)
10.3	Form of Registration Rights Agreement (2)
10.4	Form of Lock-Up Agreement (2)
10.5	Placement Agent Agreement, dated November 14, 2007, between Clear Skies Group, Inc. and Westminster Securities Corporation (2)
10.6	Form of Directors and Officers Indemnification Agreement (2)
10.7	Employment Agreement, dated December 20, 2007, by and between Clear Skies Holdings, Inc. and Ezra J. Green (2)
10.8	Employment Agreement, dated December 20, 2007, by and between Clear Skies Holdings, Inc. and Robert Parker (2)
10.9	Clear Skies Holdings, Inc. 2007 Equity Incentive Plan (2)
10.10	Form of 2007 Incentive Stock Option Agreement (2)
10.11	Form of 2007 Non-Qualified Stock Option Agreement (2)
10.12	Agreement of Conveyance, Transfer and Assignment of Assets and Assumptions of Obligations, dated as of December 20, 2007, between Clear Skies Holdings, Inc. and BIP Holdings, Inc. (2)
10.13	Stock Purchase Agreement, dated as of December 20, 2007 among Clear Skies Holdings, Inc., Bobby Stanley and Joseph I. Lewis (2)
10.14	Settlement Agreement and Mutual Release among Alpha Energy, Clear Skies Group, Inc. and Quixotic Systems, Inc., dated as of August 30, 2007 (2)
10.15	Indemnity and Guaranty Agreement, dated as of August 25, 2007, by Ezra Green and Clear Skies Group, Inc., jointly and severally, in favor of Quixotic Systems, Inc. (2)
10.16	Form of Note Purchase Agreement, dated as of November 7, 2007, between Clear Skies Group, Inc. and each purchaser of 8% Promissory Notes of Clear Skies Group, Inc. (2)
10.17	Form of 8% Promissory Notes of Clear Skies Group, Inc., dated November 7, 2007 (2)
10.18	Settlement Agreement and Release, dated as of November 8, 2007, among Clear Skies Group, Inc., Sustainable Profitability Group, Inc. and Mayur Subbarao (2)
10.19	Resignation Letter from Bobby Stanley, dated December 20, 2007 (2)
10.20	Employment Agreement, dated December 31, 2007, by and between Clear Skies Holdings, Inc. and Arthur L. Goldberg (4)
10.21	Summary sheet of amendment, dated February 6, 2008, to the terms of Employment Agreement, dated December 20, 2007, by and between Clear Skies Holdings, Inc. and Ezra J. Green (4)
10.22*	Employment Agreement, dated March 19, 2008, by and between Clear Skies Solar, Inc. and Thomas Oliveri
21.1*	List of Subsidiaries
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer
________________
* Filed herewith.

(1) Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on December 19, 2007.

(2) Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on December 26, 2007.

(3) Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on January 30, 2008.

(4) Incorporated herein by reference to the copy of such document included as an exhibit to our Registration Statement on Form S-1 filed on March 27, 2008.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAR SKIES SOLAR INC.

Date: March 31, 2008	By:	/s/ Ezra J. Green
Ezra J. Green
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/ Ezra J. Green	Chief Executive Officer and Chairman of the Board of Directors	March 31, 2008
Ezra J. Green	(Principal Executive Officer)

/s/ Arthur L. Goldberg	Chief Financial Officer during 2008 (Principal Financial	March 31, 2008
Arthur L. Goldberg	Officer and Principal Accounting Officer)

/s/ Gelvin Stevenson	Secretary, Treasurer and Director	March 31, 2008
Gelvin Stevenson, PhD

/s/ Richard Klein	Director	March 31, 2008
Richard Klein

/s/ Pamela J. Newman	Director	March 31, 2008
Pamela J. Newman, PhD

/s/ Robert F. Parker	Chief Operating Officer	March 31, 2008
Robert F. Parker

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Clear Skies Solar, Inc. and Subsidiary

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Clear Skies Solar, Inc.

We have audited the accompanying consolidated balance sheet of Clear Skies Solar, Inc. (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007, and the results of their operations and their cash flows for each of the years ended December 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Rothstein, Kass & Company, P.C.
Roseland, New Jersey
March 26, 2008

CLEAR SKIES SOLAR, INC.

CONSOLIDATED BALANCE SHEET

December 31,	2007

ASSETS

Current assets
Cash and cash equivalents	$4,866,842
Accounts receivable, less allowance for doubtful accounts of $32,775	92,291
Costs and estimated earnings in excess of billings	27,641

Total current assets	4,986,774

Property and equipment, net	13,293

Prepaid expenses and investor relations fees	960,507

Other assets	54,017

$6,014,591

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$788,468
Billings in excess of costs and estimated earnings	35,007
Due to related parties	104,410
Customer deposits	5,000
Obligation to issue options and warrants	327,650
Payroll liabilities	140,729
Installation warranty liability	7,742

Total current liabilities	1,409,007

Stockholders' equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued or outstanding	–
Common stock, $.001 par value, 100,000,000 shares authorized, 30,883,723 issued and outstanding	30,883
Additional paid-in capital	9,247,682
Accumulated deficit	(4,672,981)

Total stockholders' equity	4,605,584
.
$6,014,591

See accompanying notes to the consolidated financial statements

CLEAR SKIES SOLAR, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,	2007	2006

Revenues
Contract revenue	$74,520	$291,915
Subcontractor revenue	224,454	644,681

Total revenues	298,974	936,596

Cost of revenues	268,707	701,702

Gross margin	30,267	234,894

Operating expenses
Selling expenses	468,858	215,071
General and administrative expenses	2,388,449	709,293

	2,857,307	924,364

Loss from operations	(2,827,040)	(689,470)

Other Expenses
Interest expense	40,199
Amortization of debt discount expense	745,000
	785,199

Net loss	$(3,612,239)	$(689,470)

Weighted average common shares outstanding, basic and diluted	7,229,534	3,042,571

Loss per share, basic and diluted	$(0.50)	$(0.23)

See accompanying notes to the consolidated financial statements

CLEAR SKIES SOLAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the years ended December 31, 2007 and 2006

	Common Stock
	$.001 par value		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, January 1, 2006*	3,042,571	$3,042	$(2,542)	$(371,272)	$(370,772)
Net loss				(689,470)	(689,470)
Balance, December 31, 2006*	3,042,571	$3,042	$(2,542)	$(1,060,742)	$(1,060,242)

Issuance of common stock to satisfy common stock to be issued (Note 8)	2,020,297	2,020	891,980	-	894,000

Issuance of common stock and warrants as compensation (Note 9)*	1,065,869	1,066	656,694	-	657,760

Issuance of common stock and warrants (Note 9)*	72,673	73	74,927	-	75,000

Issuance of common stock and warrants (Note 9)*	19,379	19	19,981	-	20,000

Issuance of common stock and embedded conversion feature associated with Bridge Notes (Note 7)*	1,782,906	1,783	573,217	-	575,000

Issuance of common stock and embedded conversion feature associated with Bridge Notes (Note 7)*	527,120	527	169,473	-	170,000

Forfeited shares (Note 2)*	(38,750)	(39)	39	-	-

Conversion of warrants (Note 2)*	416,658	417	(417)	-	-

Shares sold at $.50 each, net of costs of $1,323,945 (Note 2)	14,510,000	14,510	5,916,546	-	5,931,056

Shares sold at $.50 each (Notes 2 and 7)	1,490,000	1,490	743,510	-	745,000

Shares retained by owners of the shell company in the reverse merger (Note 2)	59,841,878	59,842	(28,182)	-	31,660

Forfeit of shares in split-off (Note 2)	(53,866,878)	(53,867)	22,207	-	(31,660)

Issuance of warrants and options in exchange for consulting and other services (Note 10)			210,250	-	210,250

Net loss				(3,612,239)	(3,612,239)

Balances, December 31, 2007	30,883,723	$30,883	$9,247,682	$(4,672,981)	$4,605,584

* Share amounts have been retroactively restated to reflect the number of shares received in the business combination.

See accompanying notes to the consolidated financial statements.

CLEAR SKIES SOLAR, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2007	Year Ended December 31, 2006

Cash flows from operating activities
Net loss	$(3,612,239)	$(689,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,512	5,833
Stock-based compensation	732,429	96,000
Amortization of debt discount	745,000
Bad debt expense (recoveries)	(13,975)	68,000
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities
Accounts receivable	(8,179)	(138,137)
Costs and estimated earnings in excess of billings	52,234	(79,875)
Prepaid expenses and investor relations fees	(422,607)	7,038
Other assets	4,594	(1,296)
Accounts payable and accrued expenses	443,913	315,489
Customer deposits	5,000
Billings in excess of costs and estimated earnings	(13,049)	48,056
Payroll liabilities	64,604	76,125
Installation warranty liability	1,642	6,100
Net cash used in operating activities	(2,016,121)	(286,137)

Net cash flows used in investing activities, purchases of property and equipment	(97)	(1,527)

Cash flows from financing activities
Issuance of loan payable, stockholder		100,000
Advances from related party	74,135	6,198
Repayment of loan payable, stockholder	(73,569)	(26,431)
Proceeds from the issuance of common stock, net of bridege loan payment	7,255,000
Payment of deal expenses	(1,323,945)
Proceeds from loan	20,000
Payment of loan	(20,000)
Proceeds from loan	285,000
Payment of loan	(285,000)
Proceeds from the bridge loan	745,000
Issuance of common stock	95,000
Common Stock to be issued (Note 8)		200,000
Net cash provided by financing activities	6,771,621	279,767

Net increase (decrease) in cash and cash equivalents	4,755,403	(7,897)

Cash and cash equivalents, beginning of year	111,439	119,336

Cash and cash equivalents, end of year	$4,866,842	$111,439

Supplemental disclosures of cash flow information

Cash paid for interest expense	$25,199	$-

Supplemental disclosure of noncash financing and investing activities

Issuance of shares to satisfy common stock to be issued	$894,000	$-

Issuance of warrants to purchase 500,000 shares of common stock at $.50 per share for investor relations and consulting services (see Note 10)	$210,250	$-
Obligation to issue an option to purchase 100,000 shares of common stock at $1.50 per share for investor relations and consulting services (see Note 10)	$27,650	$-

Obligation to issue 200,000 shares of common stock for investor relations and consulting services valued at $1.50 per share	$300,000	$-

Recognition of debt discounts related to common stock and embedded conversion feature associated with the Bridge Notes	$745,000	$-

See accompanying notes to consolidated financial statements.

CLEAR SKIES SOLAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation and description of business.

Nature of Operations

Clear Skies Group, Inc. (“CSG”) was formed in New York in September 2003 for the purpose of providing turnkey solar electricity installations and renewable energy technology solutions to commercial and residential customers across the United States. CSG commenced operations in August 2005 and received its initial funding from Rudd-Klein Alternative Energy, LLC in September 2005. The Company also has proprietary and patented remote monitoring technology under the name XTRAX® with applications in the solar electricity production industry and other potential markets.

Unless the context requires otherwise, references to the “Company,” for periods prior to the closing of the Reverse Merger (Note 2) on December 20, 2007 refer to Clear Skies Group, Inc., a private New York corporation that is now Clear Skies Solar, Inc.’s wholly owned subsidiary, and such references for periods subsequent to the closing of the Reverse Merger on December 20, 2007, refer to Clear Skies Solar, Inc., a publicly traded Delaware corporation formerly known as Clear Skies Holdings, Inc. (“CSH”), together with its subsidiaries, including Clear Skies Group, Inc.

Basis of Presentation

The consolidated financial statements include the accounts of Clear Skies Solar, Inc. and its wholly owned subsidiary Clear Skies Group, Inc. Periods prior to the date of the reverse merger reflect the financial condition and results of operations of Clear Skies Group, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

2. Business combination and subsequent financing

The Reverse Merger

On December 13, 2007, our predecessor, BIP Oil, Inc., a Nevada corporation ("BIP"), and Clear Skies Holdings, Inc., a Delaware corporation and wholly owned subsidiary of BIP ("CSH"), entered into an Agreement and Plan of Merger. On December 18, 2007, BIP merged with and into CSH, so that BIP and CSH became a single corporation named Clear Skies Holdings, Inc., which exists under, and is governed by, the laws of the State of Delaware (the "Reincorporation”). Immediately following the Reincorporation, there were 59,841, 878 shares of CSH issued and outstanding to stockholders of record.

On December 20, 2007, Clear Skies Acquisition Corp., a newly formed wholly owned subsidiary of Clear Skies Holdings, Inc., was merged with and into Clear Skies Group, Inc. (the “Reverse Merger”), and Clear Skies Group, Inc., as the surviving corporation, became a wholly owned subsidiary of Clear Skies Holdings, Inc. Prior to the Reverse Merger, a non-accredited investor agreed to forfeit 20,000 shares of CSG (equivalent to 38,750 shares in the reverse merger). As part of the closing agreement for the Reverse Merger, 760,000 outstanding stock purchase warrants of CSG were converted to 416,658 shares of CSH common stock. Shareholders of record of CSG, as part of the Reverse Merger, exchanged their shares for 8,492,067 shares of CSH at a conversion rate of 1.937943 shares of CSH for one share of CSG.

Immediately following the closing of the Reverse Merger, CSH transferred all of its pre-Reverse Merger operating assets and liabilities to its newly formed wholly owned subsidiary, BIP Holdings, Inc., a Delaware corporation, and transferred all of BIP Holdings, Inc.’s outstanding capital stock to CSH’s then-majority stockholders in exchange for cancellation of 53,866,878 shares of CSH common stock held by those stockholders (such transaction, the “Split-Off”). The remaining stockholders of CSH continued to hold 5,975,000 shares of CSH after the split-off.

After the Reverse Merger and the Split-Off, Clear Skies Holdings, Inc. succeeded to the business of Clear Skies Group, Inc. as its sole line of business, and all of Clear Skies Holdings, Inc.’s then-current officers and directors resigned and were replaced by Clear Skies Group, Inc.’s officers and directors.

On January 25, 2008, Clear Skies Holdings, Inc. changed its name to Clear Skies Solar, Inc.

The Reverse Merger was accounted for as a reverse acquisition and recapitalization of Clear Skies Group, Inc. for financial accounting purposes. Consequently, the assets and liabilities and the historical operations that are reflected in the Company’s consolidated financial statements for periods prior to the Reverse Merger are those of Clear Skies Group, Inc. and have been recorded at the historical cost basis of Clear Skies Group, Inc., and the Company’s consolidated financial statements for periods after completion of the reverse merger include both the Company’s and Clear Skies Group, Inc.’s assets and liabilities, the historical operations of Clear Skies Group, Inc. prior to the reverse merger and the Company’s operations from the closing date of the reverse merger.

The private placement

Following the business combination discussed above, the Company closed on a private placement offering of 16,000,000 shares of its common stock for an aggregate gross purchase price of $8,000,000, including $745,000 of exchanged debt. The cash costs of the issuance of the bridge notes discussed in Note 7 and private placement of common stock discussed in Note 2 were approximately $2 million in the aggregate, and the Company issued warrants expiring in December 2010, in connection with both financings, to the placement agent and its designees to purchase an aggregate of up to 732,401 shares of the Company’s common stock at $.50 per share. The common stock of Clear Skies Solar, Inc. trades on the over the counter bulletin board under the symbol CSKH:OB. The Company has agreed to file a registration statement with the Securities and Exchange Commission within ninety days of the closing of the private placement (by March 23, 2008) seeking registration of the 16,000,000 shares as well as shares issuable under certain options and warrants issued in connection with the sale of the bridge notes and to two consultants. The Company also agreed to use its best efforts to cause the registration statement to become effective within 180 days of the closing of the private placement. If either obligation is not met, the Company is required to pay the purchasers of the 16,000,000 shares, pro rata liquidated damages of $80,000 per month (or approximately $2,700 per day for periods less that a full month). The Company did not file a registration statement with the Securities and Exchange Commission within the ninety day period and has recorded its estimated $15,000 liability as of December 31, 2007.

3. Summary of significant accounting policies

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalents, which consist primarily of short term obligations and demand deposits, with high credit quality financial institutions. At certain times, such amounts exceed FDIC insurance limits. The Company has not experienced any losses on these investments.

Accounts Receivable and Allowance for Doubtful Accounts

The Company regularly evaluates the validity of its accounts receivable. The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past bad debts and collections and current credit conditions. Accounts receivable are written-off as uncollectible on a case-by-case basis at the discretion of management. Accounts receivable consist of trade receivables and amounts due from state agencies for rebates on state-approved solar systems installed. When the Company sells systems with a rebate component, the savings is passed directly to the customer and the Company takes ownership of the rebate receivable from the applicable state agency.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. The Company provides for depreciation principally using the straight-line method as follows:

Asset	Useful Life	Principal Method

Computer equipment	3 Years	Straight-line
Equipment and tools	3 Years	Straight-line
Automobile	5 Years	Straight-line

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of its long-lived assets or whether the remaining balance of long-lived assets should be evaluated for impairment. The Company does not believe that there were any indicators of impairment that would require an adjustment to such assets or their estimated periods of recovery at December 31, 2007.

Revenue Recognition

The Company has two distinct revenue streams that have very different characteristics and payment time cycles. Therefore, a different revenue recognition policy applies to each category.

Contract revenue: In accordance with SEC Staff Accounting Bulletin No. 101 - “Revenue Recognition in Financial Statements” (“SAB”), which was superseded by SAB 104, contract revenues are recognized using the percentage of completion method. The percentage of completion is calculated by dividing the direct labor and other direct costs incurred by the total estimated direct costs of the project. Contract value is defined as the total value of the contract, plus the value of approved change orders. Estimates of costs to complete are reviewed periodically and modified as required. Provisions are made for the full amount of anticipated losses, on a contract-by-contract basis. These loss provisions are established in the period in which the losses are first determined. Changes in estimates are also reflected in the period they become known. The Company maintains all the risks and rewards of billing. Regardless of a customer’s structure or industry, if the Company is the lead contractor, then the Company recognizes all revenues using the percentage of completion method.

Subcontractor Revenue: From time to time, the Company performs installation and other services as a subcontractor. These services differ from contract revenue in that the Company is entitled to be compensated for subcontractor work performed prior to completion of the system, because the Company has no obligation or ownership of the system so long as it completes its tasks satisfactorily. Revenues from subcontractor projects are realized as they are completed.

Cost Recognition

Contract costs include all direct material, labor, and equipment costs and those indirect costs related to contract performance such as indirect labor, supply, and tool costs. The Company makes provisions for estimated losses on uncompleted contracts in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revenues are determined.

The Company does not typically carry inventory. Costs incurred of approximately $25,000 as of December 31, 2007, to acquire materials that were purchased for certain jobs which had not been completed as of the balance sheet date are included in costs and estimated earnings in excess of billings. These costs are charged to the projects as they are installed.

Manufacturer and Installation Warranties

The Company warrants its products and services against defects in material or installation workmanship. The manufacturer’s warranty period on the solar panels and inverters used by the Company have a warranty period range of 5 - 25 years. The Company assists the customer in the event that the manufacturer’s warranty needs to be used to replace a defective panel or inverter. The Company provides a 5-year warranty on the installation of a system and all equipment and identical supplies other than solar panels and inverters that are covered under the manufacturer’s warranty. The Company records a provision for the installation warranty, within cost of revenues - currently at 2% of contract revenue - based on historical experience and future expectations of the probable cost to be incurred in honoring its warranty commitment. The provision charged to warranty expense for the years ended December 31, 2007 and 2006 was approximately $2,000and $6,000, respectively.

Fair Value of Financial Instruments

The carrying values reported for cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their respective fair values in the accompanying balance sheet due to the short-term maturity of these financial instruments.

Income Taxes

The Company complies with SFAS 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company also complies with the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company adopted FIN 48 and has determined that the adoption did not have an impact on the Company’s financial position, results of operations, or cash flows.

Earnings Per Share

The Company complies with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requiring dual presentation of basic and diluted income/loss per share for all periods presented. Basic income/loss per share excludes dilution and is computed by dividing income/loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income/loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income/loss of the Company. The difference between the number of shares used to compute basic income/loss per share and diluted income/loss per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. As the Company reported a net loss for the years ended December 31, 2007 and 2006, the effects of the 1,332,401 warrants and options as of December 31, 2007 has not been considered in the diluted net loss per common share since these dilutive secruities would reduce the loss per common share and become anti-dilutive.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This statement does not require any new fair value measurements in accounting pronouncements where fair value is the relevant measurement attribute. However, for some entities, the application of this statement will change current practice for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of SFAS 157 on its definition and measurement of fair value and disclosure requirements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments at fair value. Unrealized gains and losses on items for which option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 159 but does not expect that it will have a material impact on the Company’s financial position and results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations). SFAS No. 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. Early adoption of SFAS No. 141(R) is not permitted.

Stock Based Compensation

The FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation (Revised).” SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized of the period during which an employee is required to provide service in exchange for the award. No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The Company adopted SFAS No. 123(R) at commencement of operations.

Concentration of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, exceeds the Federal depository insurance coverage of $100,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4. Liquidity

Since inception, the Company has incurred losses and negative cash flows from operations and at December 31, 2007 the Company has an accumulated deficit of approximately $4.7 million. In December 2007 the Company completed a private placement of 16 million shares of its common stock and received net proceeds of approximately $5.9 million, including the cancellation of $745,000 of debt. At December 31, 2007 the Company’s cash balance was approximately $4.9 million. Based upon management’s current forecast of future revenues and expenses, the Company believes that its cash resources will be adequate to fund operations in 2008. There can be no assurance that our future cash flow will be sufficient to meet our obligations and committments. If revenues from operations turn out to be insufficient to meet the Company’s projected capital needs in the longer term, or if management’s forecasts prove inaccurate in the short term, the Company will likely be required to raise additional capital through equity or debt financings, the sale of assets, or other means. There can be no assurance that any such actions could be effected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements.

5. Property and equipment

Details of property and equipment at December 31, 2007 are:

2007
Computer equipment	$1,780
Equipment and tools	6,162
Automobile	17,000

24,942
Less accumulated depreciation	11,649

$13,293

For the years ended December 31, 2007 and 2006, depreciation expense amounted to approximately $5,000 and $6,000, respectively.

6. Prepaid expenses and investor relations fees

Prepaid expenses and prepaid investor relation fees at December 31, 2007 are as follows:

Payments to US public and investor relations firms	$305,667
Payment to a European investor relations firm	394,790
Prepayments of compensation to be amortized over the periods in which the services will be rendered	224,698
Prepaid insurance premiums	35,352

Total	$960,507

The Company has entered into agreements with several firms in the US to provide it with both public relations and investor relations advice and services over periods from one to three years. These agreements call for payments in both cash and common stock and payments are being amortized over the period of each agreement. In addition to the amounts above, the Company has committed to pay monthly retainers to the above firms ranging from $5,000 to $15,000 per month over the life of the agreement The payment to the European firm is pursuant to a six month agreement and represents an advance payment of anticipated out of pocket expenses of the consultant in 2008 but, as of December 31, 2007 none of the funds had been expended. The consultant has agreed to return any funds not spent.

7. Notes payable

On August 31, 2007 and September 12, 2007, the Company issued an aggregate of $745,000 principal amount of 10% convertible secured notes (“Bridge Notes”). The purchasers of the Bridge Notes paid an aggregate gross purchase price of $745,000 for such Bridge Notes and also received shares of common stock of Clear Skies Group, Inc., which were exchanged for 2,310,026 shares of the common stock of the Company in the Reverse Merger. The Bridge Notes became due and payable upon the closing of the December 2007 private placement transaction (see Note 1). Pursuant to the terms of the Bridge Notes, each holder had the right to exchange its Bridge Note for an amount of securities that could be purchased in such private placement for a purchase price equal to the outstanding amount of such holder’s Bridge Note. The holders of all of the Bridge Notes exercised their exchange rights and, consequently, there is no Bridge Note balance due to the holders as of December 31, 2007.

All of the proceeds of the Bridge Notes were allocated to the 1,782,906 and 527,120 shares (after giving effect to the exchanged on completion of the Reverse Merger) issued on August 31, 2007 and September 12, 2007, respectively and the embedded conversion feature. The resulting discount was charged to interest expense in 2007 as every Bridge Note holder exercised their right to convert their Bridge Notes into common stock on December 20, 2007.

8. Stock-based compensation and common stock issued and agreed to be issued

Upon commencement of operations, the Company entered into multiple agreements in which the Company received consulting and other services in exchange for the Company’s common stock or options to purchase the Company’s common stock. The Company complies with SFAS 123(R) and records compensation expense for the fair value of these services over the periods in which they are provided.

In September 2005, the Company agreed to grant 120,000 shares (exchanged for 232,553 shares in the Reverse Merger) to three individuals for agreeing to serve on the Board of Directors for a three year term. The fair value of these shares at the date of such agreement was estimated to be approximately $96,000. For the years ended December 31, 2007 and 2006, the Company recorded Board of Director fees and compensation expense, which are included in general and administrative expenses, of approximately $32,000 and $32,000, respectively, for these shares. Included in other assets as of December 31, 2007 and 2006 are deferred Board of Director fees of approximately $21,000 and $53,000, respectively.

In September 2005, the Company agreed to grant 160,000 shares (exchanged for 310,070 shares in the Reverse Merger) to two entities for agreeing to provide consulting and other services over a two year term. The fair value of these shares at the date of such issuance was estimated to be approximately $128,000 which results in a monthly compensation expense of approximately $5,333 over the term of the agreement. For the years ended December 31, 2007 and 2006, the Company recorded consulting and other service fees, which is included in general and administrative expenses, of approximately $48,000 and $64,000, respectively.

As a result of the above transactions, capital advances of $310,000 in September 2005 and $200,000 in April 2006, and services performed in exchange for shares issued prior to 2006, the Company became contractually obligated to issue shares in excess of its 200 authorized shares (“Old Shares of Clear Skies Group, Inc.”). As a result, the Company recorded a liability of approximately $894,000 as of December 31, 2006 for the value of the contractual obligations. Due to the contractual obligation to issue the excess shares, the Board of Directors, with stockholder approval, passed a resolution to increase the authorized shares to 10,000,000. On January 30, 2007, the certificate of incorporation (the “Charter”) was officially amended to authorize the Company to issue 10,000,000 shares (“New Shares of Clear Skies Group, Inc.”) of $0.01 par value common stock. Concurrently with the amendment to the Charter, the Company’s sole shareholder was issued 1,570,000 New Shares of Clear Skies Group, Inc. (exchanged for 3,042,570 shares in the Reverse Merger) in exchange for the Old Share of Clear Skies Group, Inc. previously issued. Upon the amendment to the Charter, the obligation to issue 1,042,500 shares of CSG common stock (exchanged for 2,020,297 in the Reverse Merger) was fulfilled and the liability was reclassified to stockholders equity as Common Stock to the extent of par value with the excess classified as Additional Paid-In Capital.

In May 2007, the Company issued a stockholder a warrant to purchase 50,000 New Shares of Clear Skies Group for services rendered. Such warrant had a three year term and an exercise price of $2.00 per share. The fair value of the warrant at issuance was estimated to be approximately $31,000 which was recorded as service fees and included in general and administrative expenses for the year ended December 31, 2007. As part of the Reverse Merger, the warrant was cancelled in exchange for the issuance of 96,897 shares of the Company’s common stock.

9. Related party transactions

In April 2007, the Company issued 37,500 shares of common stock and warrents to purchase shares of 37,500 CSG common stock for $75,000. These shares were exchanged for 72,673 shares in the Reverse Merger and the warrants were exchanged for an additional 72,673 shares of our common stock in the Reverse Merger.

In April 2007, the Company issued 40,000 shares (exchanged for 77,517 shares in the Reverse Merger) to an individual who was a director as compensation for services rendered other than as a director. The fair value of these shares at issuance was estimated to be approximately $33,000 which was recorded as service fees and included in general and administrative expenses for the year ended December 31, 2007.

In April 2007, the Company issued 60,000 shares (exchanged for 116,276 shares in the Reverse Merger) to an individual to serve as the Company's Chief Operating Officer during 2007. The fair value of these shares at the date of such agreement was estimated to be approximately $49,000. At December 31, 2007, the Company recorded compensation expense, which is included in general and administrative expenses, of approximately $49,000 for these shares.

In May 2007, the Company issued 300,000 shares and a warrant to purchase 150,000 additional New Shares of Clear Skies Group, Inc. to the president of the Company as compensation for services rendered. The 300,000 shares and the warrant were exchanged for 581,383 and 29,069 shares in the Reverse Merger, respectively. The balance of the warrant was cancelled. The warrant had a three year term and an exercise price of $2.00 per New Share of Clear Skies Group, Inc. The fair value of the shares at issuance was estimated to be approximately $246,000 and the fair value of the warrant at issuance was estimated to be approximately $12,000. Total service fees of approximately $258,000 was recorded which are included in general and administrative expenses for the year ended December 31, 2007.

In May 2007, the Company issued 150,000 shares (exchanged for 290,691 shares in the Reverse Merger) to a related party as compensation for services rendered. The fair value of these shares at issuance was estimated to be approximately $123,000 which was recorded as service fees and included in general and administrative expenses for the year ended December 31, 2007.

In July 2007, the Company issued 10,000 shares of common stock and warrants to purchase shares of CSG common stock for $20,000. These shares were exchanged for 19,379 shares in the Reverse Merger and the warrants were cancelled.

Several of the Company’s officers and directors, or their affiliates, have from time to time extended loans to the Company or agreed to defer compensation payable to them in order to fund the Company’s operating expenses.  In this regard:  (i) Quixotic Systems, Inc. (“Quixotic”) loaned $285,000 at 10% interest compounded daily, which had been repaid in full as of December 31, 2007; and (ii) Gelvin Stevenson loaned $20,000 all of which had been repaid in full as of December 31, 2007. Furthermore, Ezra Green agreed to the deferral of $73,259 of his compensation (of which $69,366 was unpaid and included in accrued expenses as of December 31, 2007). As of March 18, 2008, Mr. Green’s deferred compensation had been repaid in full. Mr. Green advanced $30,275 to the Company in 2006 and an additional $70,037 in 2007 (which has been recorded as a balance of $100,312 due to related party at December 31, 2007). This related party transaction was also repaid in full by March 18, 2008.  Such loans and other arrangements were interest free (except for Quixotic) and have not been memorialized by written promissory notes.  At December 31, 2007, there were miscellaneous due to related parties of approximately $4,000.

Refer to Note 8 for details of stock-based compensation to stockholders.

10. Stock Options and Warrants

In accordance with SAS No. 123(R), the Company uses the Black-Scholes option pricing model to measure the fair value of its Option awards granted in 2007 as part of or after the Reverse Merger described in Note 1. All Option awards granted prior to the Reverse Merger transaction described in Note 2 were exchanged for common stock as part of that transaction. The Black-Scholes model requires the input of highly subjective assumptions including volatility, expected term, risk-free interest rate and dividend yield. As the Options were granted to non-employee consultants the resulting fair value is recorded as consulting expense on a straight-line basis over the period of service of the consultants, in this case one year. The amount of this expense charged to earnings for the year ended December 31, 2007 was $13,400 and $224,700 will be charged against earnings in the following calendar year. The warrants granted to the placement agent and its designees to purchase a total of 732,401 shares at $.50 per share expiring on December 20, 2010 are reflected as offsetting charges to additional paid-in capital as of and for the year ended December 31, 2007.

The value of a warrant issued to a consultant was estimated using the Black-Scholes model and the following assumptions: risk free rate of return ranging from 3.25% to 4.20%; zero estimated dividend yield; expected terms ranging from three to five years and volatility of 121%. The estimated stock price volatility was derived based on the average volatility of 34 companies that the Company considered reasonably similar to it. The risk free rate of return was based on the yield of US Treasury debt of comparable maturities on the date of issuance of the Options. The resulting value of this warrant was $212,500 of which $12,000 has been charged to earnings in 2007 with the remainder reflected on the balance sheet as of December 31, 2007 as a prepaid expense.

In December 2007 the Company’s shareholders approved its 2007 Equity Incentive Plan which provides for the granting of options to both employees and non-employees to purchase up to 2,500,000 shares of the Company’s common stock. The Plan is administered by the Company’s Board of Directors or a committee appointed by the Board. As of December 31, 2007 no options have been granted under this Plan.

The Company has agreed to issue options and warrants to public and investor relations consultants mentioned in Note 6 which could result in the issuance of up to 800,000 shares of common stock at purchase prices of $.50 to $1.50 per share. In addition, the Company agreed to issue a total of common stock with a value of $4,500 per month pursuant to a one year contract with one of the consultants, the exact number of shares being dependant on the market price of the Company’s common stock. For the three months in which the contract was in effect in 2007 the Company is required to issue a total of 27,000 shares of common stock to this consultant.

11. Significant Concentration of Business and Credit Risk

The Company had three vendors that accounted for approximately 16% of materials purchased during 2007. At December 31, 2007 all amounts due to these vendors had been paid in full.

The Company had one customer that accounted for approximately 75% of revenues recognized during 2007. At December 31, 2007, accounts receivable included amounts owed to the Company from this customer of approximately $2,500.

The Company had two vendors that accounted for approximately 85% of materials purchased during 2006. The Company had two customers that accounted for approximately 49% of revenues billed during 2006.

12. Contracts

The Company generates billings based on the fulfillment of milestones, which are set forth in the signed contract for each project. Milestones may include, but are not limited to, initial permits being obtained, delivery of materials, and when installation is subsequently complete.

As of December 31,	2007

Costs Incurred on Contracts	$355,183
Estimated Earnings, less foreseeable losses	30,610
385,793
Billings to Date	(393,159)

Net costs and estimated earnings/losses in excess of billings	$(7,366)

These amounts are included in the accompanying
December 31, 2007 and 2006 balance sheet under the following captions:
Costs and estimated earnings in excess of billings	$27,641
Billings in excess of costs and estimated earnings	(35,007)
$(7,366)

13. Income Taxes

No current federal or state income tax provision has been provided for in the accompanying consolidated financial statements as the Company has incurred losses since its inception. The Company is subject to franchise taxes in various states where it does business, including New York State.

At December 31, 2007, the Company had federal net operating loss (“NOL”) carry forwards for income tax purposes of approximately $2,132,000. These NOL carry forwards expire through 2027 but are limited due to section 382 of the Internal Revenue Code (the “382 Limitation”) which states that the NOL of any corporation for any year after a greater than 50% change in control has occurred shall not exceed certain prescribed limitations. As a result of the private placement described in Note 2 all of the NOL carry forwards are subject to the 382 Limitation which limits the utilization of those NOL carry forwards to approximately $370,000 per year. The remaining federal NOL carry forwards may be used by the Company to offset future taxable income prior to their expiration. For the year ended December 31, 2007 the difference between the Federal statutory rate and the effective rate was due primarily to State taxes, non-deductability of amortization of debt discount and change in the valuation allowance of approximately $1.9 million.

The components of the Company’s net deferred tax assets were approximately as follows at December 31, 2007:

NOL carry forwards	$2,132,000
Allowance for doubtful accounts and other differences	74,000
Total	$2,206,000
Valuation allowance	2,206,000
Total net deferred tax assets	$-0-

The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of losses and the 382 limitation, management concluded that utilization of the deferred tax assets is not certain. Accordingly, a full valuation allowance has been provided for the deferred tax assets.

14. Commitments and Contingencies

Litigation

From time to time, the Company is a party to various legal matters in the normal course of business, the outcome of which, in the opinion of management, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Lease commitments

The Company occupies its premises on a month to month lease.

Employment agreements

The Company has entered into several two year employment agreements with certain employees providing for severance arrangements. The severance arrangements become Company obligations if the Company terminates such a contract without cause and vary in amount (based on the salary in effect on such termination date) and duration from three months to the remainder of the contract term.

15. Subsequent Event

In February 2008 the Company entered into a non-binding letter of intent to acquire the business and assets of a company specializing in developing unique products for the solar energy industry. The two owners of the company are expected to become employees of the Company. Payment would be made using common stock of the Company with some portion contingent on future performance. Closing of the transaction is subject to satisfactory mutual due diligence and execution of definitive agreements.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement of Merger and Plan of Reorganization, dated as of December 19, 2007, by and among Clear Skies Holdings, Inc., Clear Skies Group, Inc. and Clear Skies Acquisition Corp. (2)
2.2	Certificate of Merger, merging Clear Skies Acquisition Corp. with and into Clear Skies Group, Inc., filed with the Secretary of State of the State of Delaware on December 19, 2007 (2)
2.3	Certificate of Merger, merging Clear Skies Acquisition Corp. with and into Clear Skies Group, Inc., filed with the Department of State of the State of New York on December 20, 2007 (2)
3.1(a)	Certificate of Incorporation (1)
3.1(b)	Certificate of Amendment to Certificate of Incorporation (3)
3.2	By-laws (1)
10.1	Form of Subscription Agreement (2)
10.2	Form of Placement Warrant (2)
10.3	Form of Registration Rights Agreement (2)
10.4	Form of Lock-Up Agreement (2)
10.5	Placement Agent Agreement, dated November 14, 2007, between Clear Skies Group, Inc. and Westminster Securities Corporation (2)
10.6	Form of Directors and Officers Indemnification Agreement (2)
10.7	Employment Agreement, dated December 20, 2007, by and between Clear Skies Holdings, Inc. and Ezra J. Green (2)
10.8	Employment Agreement, dated December 20, 2007, by and between Clear Skies Holdings, Inc. and Robert Parker (2)
10.9	Clear Skies Holdings, Inc. 2007 Equity Incentive Plan (2)
10.10	Form of 2007 Incentive Stock Option Agreement (2)
10.11	Form of 2007 Non-Qualified Stock Option Agreement (2)
10.12	Agreement of Conveyance, Transfer and Assignment of Assets and Assumptions of Obligations, dated as of December 20, 2007, between Clear Skies Holdings, Inc. and BIP Holdings, Inc. (2)
10.13	Stock Purchase Agreement, dated as of December 20, 2007 among Clear Skies Holdings, Inc., Bobby Stanley and Joseph I. Lewis (2)
10.14	Settlement Agreement and Mutual Release among Alpha Energy, Clear Skies Group, Inc. and Quixotic Systems, Inc., dated as of August 30, 2007 (2)
10.15	Indemnity and Guaranty Agreement, dated as of August 25, 2007, by Ezra Green and Clear Skies Group, Inc., jointly and severally, in favor of Quixotic Systems, Inc. (2)
10.16	Form of Note Purchase Agreement, dated as of November 7, 2007, between Clear Skies Group, Inc. and each purchaser of 8% Promissory Notes of Clear Skies Group, Inc. (2)
10.17	Form of 8% Promissory Notes of Clear Skies Group, Inc., dated November 7, 2007 (2)
10.18	Settlement Agreement and Release, dated as of November 8, 2007, among Clear Skies Group, Inc., Sustainable Profitability Group, Inc. and Mayur Subbarao (2)
10.19	Resignation Letter from Bobby Stanley, dated December 20, 2007 (2)
10.20	Employment Agreement, dated December 31, 2007, by and between Clear Skies Holdings, Inc. and Arthur L. Goldberg (4)
10.21	Summary sheet of amendment, dated February 6, 2008, to the terms of Employment Agreement, dated December 20, 2007, by and between Clear Skies Holdings, Inc. and Ezra J. Green (4)
10.22*	Employment Agreement, dated March 19, 2008, by and between Clear Skies Solar, Inc. and Thomas Oliveri
21.1*	List of Subsidiaries
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer
________________
* Filed herewith.

(1) Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on December 19, 2007.

(2) Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on December 26, 2007.

(3) Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on January 30, 2008.

(4) Incorporated herein by reference to the copy of such document included as an exhibit to our Registration Statement on Form S-1 filed on March 27, 2008.