Form 10-Q
period 2008-03-31
Clear Skies Solar, Inc
filed 2008-05-15
CIK 1402857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _______ to _______

Commission File Number: 000-53105

CLEAR SKIES SOLAR, INC.
(Exact name of Registrant as Specified in Its Charter)

DELAWARE	30-0401535
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5020 Sunrise Highway, Suite 227 Massapequa Park, New York	11762
(Address of Principal Executive Offices)	(Zip code)

(516) 809-0498

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐  NO ☒</d iv>

As of May 12, 2008, 31,305,308 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLEAR SKIES SOLAR, INC.
Condensed Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$3,372,302	$4,866,842
Accounts receivable, less allowance for doubtful accounts of $41,775 and $32,775 at March 31, 2008 and December 31, 2007, respectively	214,698	92,291
Other receivable	167,988	-
Costs and estimated earnings in excess of billings	35,885	27,641

Total current assets	$3,790,874	$4,986,774

Property and equipment, net	20,114	13,293

Prepaid expenses and investor relations fees	385,074	960,507

Other Assets	53,735	54,017

	$4,249,797	$6,014,591

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$800,652	$788,468
Billings in excess of costs and estimated earnings	36,434	35,007
Due to related parties	-	104,410
Customer deposits	-	5,000
Obligation to issue options and warrants	327,650	327,650
Payroll liabilities	41,354	140,729
Installation warranty liability	7,742	7,742
Estimated loss on uncompleted contracts	27,969	-

Total current liabilities	$1,241,801	$1,409,007

Stockholders' equity

Preferred stock, $ .001 par value, 10,000,000 shares authorized, none issued and outstanding
Common stock, $.001 par value, 100,000,000 shares authorized, 30,925,097 and 30,883,723 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	30,925	30,883
Additional paid-in capital	9,386,021	9,247,682
Accumulated deficit	(6,408,948)	(4,672,981)

Total stockholders' equity	$3,007,996	$4,605,584

	$4,249,797	$6,014,591

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CLEAR SKIES SOLAR , INC.
Unaudited Condensed Consolidated Statements of Operations
For the three months ended March 31,

	2008	2007

Revenues
Contract revenue	$138,224	$12,600
Subcontractor revenue	-	223,633
Other	15,000	-

Total revenues	153,224	236,233

Cost of revenues	193,348	257,593

Gross margin	(40,124)	(21,360)

Operating expenses
Selling expenses	233,959	61,813
General and administrative expenses	1,488,302	198,517

	1,722,261	260,330

Loss from operations	(1,762,385)	(281,690)

Other revenue (expense)
Interest income	32,347	-

Interest expense	(5,930)	-

Net (loss)	$(1,735,968)	$(281,690)

Weighted average common shares outstanding, basic and diluted	30,886,678	4,427,269

Loss per share, basic and diluted	(0.06)	(0.06)

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CLEAR SKIES SOLAR, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
For the three months ended March 31,

	2008	2007

Net Loss	$(1,735,968)	$(281,690)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	2,120	-
Stock-based compensation	124,881	-
Estimated loss on contracts	27,969	-
Bad debt expense	9,000	68,000
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
Accounts receivable	(131,407)	(72,419)
Costs and estimated earnings in excess of billings	(8,244)	51,210
Prepaid expenses and investor relations fees	407,445	(220)
Other assets	282	(978)
Accounts payable and accrued expenses	25,684	114,549
Customer deposits	(5,000)	-
Billings in excess of costs and estimated earnings	1,427	-
Payroll liabilities	(99,376)	35,541
Net cash used in operating activities	$(1,381,189)	$(86,007)

Net cash flows used in investing activities:
Purchases of equipment	(8,941)	-

Net cash flows from financing activities:
Advances from related party	(104,410)	-

Net decrease in cash and cash equivalents	(1,494,540)	(86,006)

Cash and cash equivalents, beginning of period	$4,866,842	$111,439

Cash and cash equivalents, end of period	$3,372,302	$25,433

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,930	$-

Supplemental disclosure of non-cash financing and investing activities:
Value of shares of common stock issued to consultants	$13,500	$-

Reclassification of prepaid investor relations to other receivable	$167,988	$-

Issuance of stock out of obligation to issue stock	$-	$894,000

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED COLSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation and nature of operations

The accompanying unaudited condensed consolidated interim financial statements of the Company as of March 31, 2008 and for the three month periods ended March 31, 2008 and 2007 reflect all adjustments of a normal and recurring nature to present fairly the consolidated financial position, results of operations and cash flows for the interim periods. These unaudited condensed, consolidated financial statements have been prepared by the Company pursuant to the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Pursuant to such instructions, certain financial information and footnote disclosures normally included in such financial statements have been condensed or omitted.

These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements of the Company and notes thereto, together with management’s discussion and analysis or plan of operations, contained in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007. The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results that may occur for the year ending December 31, 2008.

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

Unless the context requires otherwise, references to the “Company ” for periods prior to the closing of the Reverse Merger (Note 2) on December 20, 2007 refer to Clear Skies Group, Inc., a private New York corporation that is now Clear Skies Solar, Inc.’ s wholly owned subsidiary, and such references for periods subsequent to the closing of the Reverse Merger on December 20, 2007, refer to Clear Skies Solar, Inc., a publicly traded Delaware corporation formerly known as Clear Skies Holdings, Inc. (“CSH”), together with its subsidiaries, including Clear Skies Group, Inc.

2. Business combination and subsequent financing

The reverse merger

On December 13, 2007, our predecessor, BIP Oil, Inc., a Nevada corporation (“BIP”), and Clear Skies Holdings, Inc., a Delaware corporation and wholly owned subsidiary of BIP (“CSH”), entered into an Agreement and Plan of Merger. On December 18, 2007, BIP merged with and into CSH, so that BIP and CSH became a single corporation named Clear Skies Holdings, Inc., which exists under, and is governed by, the laws of the State of Delaware (the “Reincorporation”). Immediately following the Reincorporation, there were 59,841,923 shares of Clear Skies Holdings, Inc. issued and outstanding to stockholders of record.

On December 20, 2007, Clear Skies Acquisition Corp., a newly formed wholly owned subsidiary of Clear Skies Holdings, Inc., was merged with and into Clear Skies Group, Inc. (the “Reverse Merger”), and Clear Skies Group, Inc., as the surviving corporation, became a wholly owned subsidiary of Clear Skies Holdings, Inc. Prior to the Reverse Merger, certain stockholders of Clear Skies Group, Inc. agreed to surrender an aggregate of 60,000 shares of Clear Skies Group, Inc. (exchangeable for an aggregate of 116,276 shares of common stock of Clear Skies Holdings, Inc. in the Reverse Merger) for cancellation. Pursuant to the Reverse Merger, the outstanding shares of common stock of Clear Skies Group, Inc. were exchanged for an aggregate of 8,492,067 shares of Clear Skies Holdings, Inc. at a conversion rate of 1.937943 shares of Clear Skies Holdings, Inc. for each share of Clear Skies Group, Inc. In addition, pursuant to the Reverse Merger, outstanding warrants to purchase an aggregate of 760,000 shares of common stock of Clear Skies Group, Inc. were exchanged for an aggregate of 416,656 shares of common stock of Clear Skies Holdings, Inc.

Immediately following the closing of the Reverse Merger, Clear Skies Holdings, Inc. transferred all of its pre-Reverse Merger operating assets and liabilities to its newly formed wholly owned subsidiary, BIP Holdings, Inc., a Delaware corporation, and transferred all of BIP Holdings, Inc.’s outstanding capital stock to Clear Skies Holdings, Inc.’s then-majority stockholders in exchange for cancellation of 53,866,923 shares of Clear Skies Holdings, Inc. common stock held by those stockholders (such transaction, the “Split-Off”). The remaining stockholders of Clear Skies Holdings, Inc. continued to hold 5,975,000 shares of Clear Skies Holdings, Inc. after the split-off.

After the Reverse Merger, Clear Skies Holdings, Inc. succeeded to the business of Clear Skies Group, Inc. as its sole line of business, and all of Clear Skies Holdings, Inc.’s then-current officers and directors resigned and were replaced by Clear Skies Group, Inc.’s officers and directors.

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

The private placement

Following the business combination discussed above, the Company closed on a private placement offering of 16,000,000 shares of its common stock for an aggregate gross purchase price of $8,000,000, including $745,000 of exchanged debt. The cash costs of the private placement of common stock and the prior issuance of $745,000 of bridge notes were approximately $2 million in the aggregate, and the Company issued warrants expiring in December 2010, in connection with both financings, to the placement agent and its designees to purchase an aggregate of up to 732,401 shares of the Company’s common stock at $.50 per share. The common stock of Clear Skies Solar, Inc. trades on the over the counter bulletin board under the symbol CSKH:OB. The Company agreed to file a registration statement with the Securities and Exchange Commission within ninety days of the closing of the private placement (by March 23, 2008) seeking registration of the 16,000,000 shares as well as shares issuable under certain options and warrants issued in connection with the sale of the bridge notes and to two consultants. The Company also agreed to use its best efforts to cause the registration statement to become effective within 180 days of the closing of the private placement. If either obligation is not met, the Company is required to pay the purchasers of the 16,000,000 shares, pro rata liquidated damages of $80,000 per month (or approximately $2,700 per day for periods less that a full month). The Company filed the registration statement with the Securities and Exchange Commission after the expiration of the ninety day period and has recorded its estimated $15,000 liability as of December 31, 2007.

3. Summary of significant accounting policies

Accounts Receivable and Allowance for Doubtful Accounts

The Company regularly evaluates the validity of its accounts receivable. The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past bad debts and collections and current credit conditions. Accounts receivable are written-off as uncollectible on a case-by-case basis at the discretion of management. Accounts receivable consist of trade receivables and when applicable amounts due from state agencies for rebates on state-approved solar systems installed. A total of $37,080 of rebates was included in accounts receivable at March 31, 2008. When the Company sells systems with a rebate component, the savings is passed directly to the customer and the Company takes ownership of the rebate receivable from the applicable state agency.

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

The Company carries inventory as it needs to buy materials in advance of anticipated orders due to possible long lead times at vendors. In addition, the Company will have purchased material at job sites prior to installation and completion of the job. Costs incurred of approximately $25,000 as of March 31, 2008, to acquire materials that were purchased for certain jobs which had not been completed as of the balance sheet date are included in costs and estimated earnings in excess of billings. These costs are charged to the projects as they are installed.

Earnings Per Share

The Company complies with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requiring dual presentation of basic and diluted income/loss per share for all periods presented. Basic income/loss per share excludes dilution and is computed by dividing income/loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income/loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income/loss of the Company. The difference between the number of shares used to compute basic income/loss per share and diluted income/loss per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. As the Company reported a net loss for the three months ended March 31, 2008 and 2007, the effects of the 3,422,401 shares issuable on exercise of outstanding warrants and options as of March 31, 2008 has not been considered in the diluted net loss per common share since these dilutive securities would reduce the loss per common share and become anti-dilutive.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. Early adoption of SFAS No. 141(R) is not permitted.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51”. SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity as opposed to as a liability or mezzanine equity and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 is effective the first fiscal year beginning after December 15, 2008, and interim periods within that fiscal year. SFAS No. 160 applies prospectively as of the beginning of the fiscal year SFAS No. 160 is initially applied, except for the presentation and disclosure requirements which are applied retrospectively for all periods presented subsequent to adoption. The adoption of SFAS No. 160 will not have a material impact on the financial statements; however, it could impact future transactions entered into by the Company.

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

4. Liquidity and capital resources

Since inception, the Company has incurred losses and negative cash flows from operations and at March 31, 2008 the Company has an accumulated deficit of approximately $6.4 million. In December 2007 the Company completed a private placement of 16 million shares of its common stock and received net proceeds of approximately $5.9 million, including the cancellation of $745,000 of debt. At March 31, 2008 the Company’s cash balance was approximately $3.3 million. Based upon management’s current forecast of future revenues and expenses, the Company believes that its cash resources will be adequate to fund operations in 2008. There can be no assurance that our future cash flow will be sufficient to meet our obligations and commitments. If revenues from operations turn out to be insufficient to meet the Company’s projected capital needs, or if management’s forecasts prove inaccurate, then the Company will experience a cash shortage and will likely be required to raise additional capital through equity or debt financings, the sale of assets, or other means. There can be no assurance that any such actions could be effected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements which may have a negative impact on operations.

5. Prepaid expenses and investor relations fees

Prepaid expenses and prepaid investor relation fees at March 31, 2008 and December 31, 2007 are as follows:
	2008	2007
Payments to US public and investor relations firms	$179,927	$305,667
Payment to a European investor relations firm	168,053	394,790
Prepayment of compensation to be amortized over the periods in which the services will be rendered	-	224,698
Prepaid insurance premiums	37,094	35,352

Total	$385,074	$960,507

The Company has entered into agreements with several firms in the US to provide it with both public relations and investor relations advice and services over periods from one to three years. These agreements call for payments in both cash and common stock and payments are being amortized over the period of each agreement. In addition to the amounts above, the Company has committed to pay monthly retainers to the above firms ranging from $5,000 to $15,000 per month over the life of the agreement The payment to the European firm was originally pursuant to a six month agreement and represented an advance payment of anticipated out of pocket expenses of the consultant in 2008. The agreement was subsequently terminated and the European firm returned $167,988 on April 24, 2008, the balance of uncommitted funds. The remaining expenses are being amortized over the applicable periods in 2008. In the first three months of 2008, $226,737 was charged to earnings.

6. Stock-based compensation and common stock issued and agreed to be issued

Upon commencement of operations, the Company entered into multiple agreements in which the Company received consulting and other services in exchange for the Company’s common stock or options to purchase the Company’s common stock. The Company complies with SFAS 123(R) and records compensation expense for the fair value of these services over the periods in which they are provided.

In September 2005, the Company agreed to grant 120,000 shares (exchanged for 232,553 shares in the Reverse Merger) to three individuals for agreeing to serve on the Board of Directors for a three year term. The fair value of these shares at the date of such agreement was estimated to be approximately $96,000. For the three months ended March 31, 2008 and 2007, the Company recorded Board of Director fees and compensation expense, which are included in general and administrative expenses, of approximately $8,000 and $8,000, respectively, for these shares. Included in other assets as of March 31, 2008 and December 31, 2007 are deferred Board of Director fees of approximately $13,000 and $21,000, respectively.

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

The Company is obligated under a contract with a public relations consultant to issue $4,500 worth of its common stock to the consultant each month during the term of the contract which expires on September 30, 2008. On March 24, 2008 the Company issued 41,374 shares of its common stock to that public relations consultant. Of the shares issued, 27,000 shares, with a value of $13,500, were issued for services rendered in the three months ended December 31, 2007 and the $13,500 was recorded as an expense in that quarter. The shares were valued at the price paid for shares in the private placement described above. The remaining 14,374 shares also with a value of $13,500 were for services rendered in the first quarter of 2008 and the value was charged to expense in that quarter. The Board determined to value the shares for each month at the closing price of our common stock on the last trading day of the prior month.

7. Related party transactions

In April 2007, the Company issued 40,000 shares (exchanged for 77,517 shares in the Reverse Merger) to an individual who was a director as compensation for services rendered other than as a director. The fair value of these shares at issuance was estimated to be approximately $33,000 which was recorded as service fees and included in general and administrative expenses for the three months ended March 31, 2007.

Several of the Company’s officers and directors, or their affiliates, have from time to time extended loans to the Company or agreed to defer compensation payable to them in order to fund the Company’s operating expenses.  In this regard:  (i) Quixotic Systems, Inc. (“Quixotic”) loaned $285,000 at 10% interest compounded daily, which had been repaid in full as of December 31, 2007; and (ii) Gelvin Stevenson loaned $20,000 all of which had been repaid in full as of December 31, 2007. Furthermore, Ezra Green agreed to the deferral of $73,259 of his compensation (of which $69,366 was unpaid and included in accrued expenses as of December 31, 2007). As of March 18, 2008, Mr. Green’s deferred compensation had been repaid in full. Mr. Green advanced $30,275 to the Company in 2006 and an additional $70,037 in 2007 (which has been recorded as a balance of $100,312 due to related party at December 31, 2007). This related party transaction was also repaid in full by March 18, 2008.   Such loans and other arrangements were interest free (except for Quixotic) and have not been memorialized by written promissory notes.  At December 31, 2007, there were miscellaneous due to related parties of approximately $4,000 which were paid in March, 2008.

8. Stock Options and Warrants

In accordance with SAS No. 123(R), the Company uses the Black-Scholes option pricing model to measure the fair value of its Option awards granted in 2007 as part of or after the Reverse Merger described in Note 1. All Option awards granted prior to the Reverse Merger transaction described in Note 2 were exchanged for common stock as part of that transaction. The Black-Scholes model requires the input of highly subjective assumptions including volatility, expected term, risk-free interest rate and dividend yield. As the Options were granted to non-employee consultants the resulting fair value is recorded as consulting expense on a straight-line basis over the period of service of the consultants, in this case one year. The amount of this expense charged to earnings for the three months ended March 31, 2008 and 2007 was $13,400 and zero, respectively, and $224,700 will be charged against earnings in the last nine months of 2008. The warrants granted to the placement agent and its designees to purchase a total of 732,401 shares at $.50 per share expiring on December 20, 2010 are reflected as offsetting charges to additional paid-in capital as of and for the year ended December 31, 2007.

In December 2007 the Company’s shareholders approved its 2007 Equity Incentive Plan which provides for the granting of options to both employees and non-employees to purchase up to 2,500,000 shares of the Company’s common stock. The Plan is administered by the Company’s Board of Directors or a committee appointed by the Board. As of December 31, 2007 no options have been granted under this Plan. On May 1, 2008 the Company adopted the Clear Skies Solar, Inc. 2008 Non-Employee Director Compensation Plan and, pursuant to that Plan, each of the three non-employee directors were granted options expiring in ten years to purchase 90,000 shares at $1.30 each.

The Company agreed to issue a total number of shares of common stock with a value of $4,500 per month pursuant to a one year contract with one of the consultants, the exact number of shares being dependant on the market price of the Company’s common stock. For the three months ended March 31, 2008 in which the contract was in effect the Company issue a total of 41,374 shares of common stock to this consultant.

The Company did not issue any stock options to employees in 2007. A summary of the Company’s stock option activity in the first three months of 2008 for employees is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number of Options	Price per Option	Term (Years)	Intrinsic Value

Outstanding, January 1, 2008	0
Granted February 6, 2008	1,045,000	$1.58	8.64	$1,491,754
Granted March 31, 2008	500,000	$1.25	8.00	$1,052,833
Cancelled/forfeited	0

Outstanding, March 31, 2008	1,455,000

The following table summarized additional information about stock options granted during the three months ended March 31, 2008:

Risk free rate	4.51% - 4.65%
Stock price volatility	121%
Dividend yield	0

The estimated stock price volatility was derived based on the average volatility of 34 companies that the Company considered reasonably similar to it. The risk free rate of return was based on the yield of US Treasury debt of comparable maturities on the date of issuance of the Options.

During the three months ended March 31, 2008, the Company recorded approximately $83,000 of stock based compensation for issuances under this Plan.

9. Contracts

The Company generates billings based on the fulfillment of milestones, which are set forth in the signed contract for each project. Milestones may include, but are not limited to, initial permits being obtained, delivery of materials, and when installation is subsequently complete.

As of March 31, 2008 and December 31, 2007	2008	2007

Costs Incurred on Contracts	$524,692	355,183
Estimated Earnings, less foreseeable losses	9,325	30,610
	534,017	385,793
Billings to Date	(534,566)	(393,159)

Net costs and estimated earnings/losses in excess of billings	$(549)	(7,366)

These amounts are included in the accompanying
March 31, 2008 balance sheet under the following captions:
Costs and estimated earnings in excess of billings	$35,885	27,641
Billings in excess of costs and estimated earnings	(36,434)	(35,007)
	$(549)	(7,366)

10. Commitments and Contingencies

Litigation

From time to time, the Company is a party to various legal matters in the normal course of business, the outcome of which, in the opinion of management, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Lease commitments

The Company occupies its premises on a month to month lease.

Employment agreements

The Company has entered into several two year employment agreements with certain employees providing for severance arrangements. The severance arrangements become Company obligations if the Company terminates such a contract without “cause” or if the covered employee terminates his contract with “good reason” (as such terms are defined in the relevant agreement) and vary in amount (based on the salary in effect on such termination date) and duration from three months to the remainder of the contract term.

11. Fair Value Measurements

Effective January 1, 2008, the Company implemented Statement of Financial Accounting Standard No. 157, Fair Value Measurement, or SFAS 157, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this standard will have on its non-financial assets and liabilities.

The adoption of SFAS 157 to the Company’s financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company’s financial results.

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical asssets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. At March 31, 2008, the Company had approximately $3,372,000 in cash and cash equivalents, which is a Level 1 input.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and the notes thereto, as well as the other sections of this Quarterly Report on Form 10-Q and our Annual Report for the year ended December 31, 2007 on Form 10-KSB, including the “Certain Risks and Uncertainties” and “Description of Business” sections thereof. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Quarterly Report and our Annual Report for the year ended December 31, 2007 on Form 10-KSB. Our actual results may differ materially.

Overview

We deliver turnkey solar electricity installations and renewable energy technology solutions to commercial and residential developer customers. Our primary business is the design and installation of photovoltaic (sometimes called “solar electric” or “PV” for short) solar power systems for the commercial and residential developer markets. We have developed certain proprietary photovoltaic panel mounting systems and trade secrets that we believe reduce the required man-hours on system installations. We have also developed XTRAX®, our patented remote monitoring solution for measuring the production of renewable energy systems, among other things. We currently serve customers in California, New York and New Jersey. We also plan to expand to other locations where the amount of sunshine, the cost of electricity and/or the availability of governmental rebate makes prospects of solar energy system sales appear attractive.

Clear Skies Group, Inc. was incorporated in New York on September 23, 2003 and began operations in August 2005. As a result of the reverse merger transaction that we consummated on December 20, 2007, our historical financial statements for periods prior to the reverse merger are those of Clear Skies Group, Inc.

Since we began operations, we have incurred annual net losses. As of March 31, 2008, we had an accumulated deficit of $6,408,948 and we expect to incur additional losses in the foreseeable future. Our revenue during the three months ended March 31, 2008 and 2007 was $153,224 and $236,233, respectively. We recognized net losses of $1,735,968 (or a basic and diluted loss of $.06 per share) for the three months ended March 31, 2008 and a net loss of $281,161 (or a basic and diluted loss of $.06 per share) for the comparable period in 2007.

Since our inception, we have financed our operations primarily through sales of equity and debt securities. From inception through March 31, 2008, we received net offering proceeds from private sales of equity and debt securities (after deducting placement agents’ discounts, commissions and expenses, and our offering expenses) of approximately $6,843,126 in the aggregate.

Based on current plans and assumptions, we believe that our current financial resources, together with our expected net revenues from operations, will be adequate to fund our operations in 2008. Beyond 2008, we may require further financing of our operations before we are able to achieve positive cash flow. There can be no assurance that we will ever generate sufficient revenues to provide positive cash flows from operations. Depending on our actual future results of operations and whether we engage in any strategic transaction or other activities that may consume funds, we may need to raise additional funds through additional public or private offerings of our securities. No assurance can be given that additional sources of funds will be available to us on reasonable terms or at all.

Depending upon the needs of our customers, we may have to increase our installation staff significantly in 2008 to ensure that installations can be completed while applicable rebates remain in effect. We expect that our selling and general and administrative expenses will increase in future periods, as we expand our administrative, sales and installation workforce.

Facilities requirements are a pressing issue for us, as we have already outgrown our current offices. We are looking for new office space in Long Island as our headquarters that can accommodate our expected needs for the next three years. In addition, we anticipate establishing regional field offices for our sales teams. Accordingly, we expect the rental expense component of our general and administrative expenses to increase in future periods.

We expect our immediate capital expenditures, which we do not expect to exceed $100,000, will be related to completing the Beta tests and initial launch of XTRAX®. Subject to industry and governmental approvals we expect to be able to have a commercial product during the third quarter of 2008. Cranes and other installation equipment are generally available for rental on reasonable terms, and we do not have plans to acquire any.

Results of Operations: Comparison of Three Month Periods Ended March 31, 2008 and 2007

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

Revenue in the first quarter of 2008 was $153,224, a decrease of $83,009 (or 35%) from the $236,233 of revenue for the three months ended March 31, 2007. In the 2008 period, Revenues declined as we had large sub-contract work in the first quarter of 2007 that was completed during calendar 2007. In the first quarter of 2008 we focused on completing smaller residential jobs and management’s attention was mainly directed to planning for the future of the Company. Cost of revenue in the first three months of 2008 was $193,348, down $64,245 (or 25%) from the cost of sales of $257,593 in the three months ended March 31, 2007. The gross margin loss in the three months ended March 31, 2008 was $40,124, a decrease of $18,764 (or 88%) from the gross margin loss of $21,360 in the comparable 2007 quarter. This equates to a 26% gross margin loss in the first quarter of 2008 compared to a negative gross margin of 9% in the first quarter of 2007. The increased loss was primarily caused by the smaller jobs and the inherent inefficiencies in completing smaller contracts not allowing us to take advantage of economies of scale in purchasing or in completing the jobs. In the first quarter of 2007, our work on subcontracts generated grater margin.

Selling expenses increased by $172,146 (or 278%) from the $61,813 incurred in the first quarter of 2007 to $233,959 in the comparable 2008 quarter. The increase is largely accounted for by (a) the $63,930 of public relations and consulting costs in the 2008 quarter compared to none in the 2007 quarter, (b) an increase in wages, taxes and benefits of $69,612 in 2008 over the level of the first quarter of 2007 and (c) an increase of $34,375 in travel and advertising costs in 2008 over the amount incurred in the three months ended March 31, 2007.

General and administrative expenses were $1,488,302 for the three months ended March 31, 2008 compared to $198,517 in the three months ended March 31, 2007, for an increase of $1,289,785. This increase is largely accounted for by (a) and increase in legal fees of $283,211, (b) incurring $459,948 of investor relations expenses in the 2008 quarter compared to none in the 2007 quarter, (c) an increase in compensation, salaries and related benefits of $303,515, (d) an increase in accounting fees of $25,351, (e) an increase in engineering expenses of $40,610, (f) an increase in general office expenses and travel related costs of $41,477 and (g) recording the amortization of the value of employee stock options of $132,239 in the 2008 quarter compared to none in the 2007 quarter.

Liquidity and Capital Resources

At March 31, 2008, we had an accumulated deficit of $6,408.948, and we expect to incur additional losses in the foreseeable future. While we have funded our operations since inception through private placements of equity and bridge loans, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

At March 31, 2008, we had approximately $3,372,000 in cash and cash equivalents. We believe that our existing funds will be sufficient to fund our currently planned operations at least through December 31, 2008. If we are unable to successfully implement our business plan, or if our plans are modified, then our current resources may be exhausted sooner.

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

We expect to put our capital resources, which included $3,372,000 of cash and cash equivalents at March 31, 2008, to the following uses:

•	towards our $500,000 budget for the engagement of investor relations and public relations firms for the twelve months following the closing of the reverse merger;
•	possibly for strategic acquisitions, if and to the extent we determine appropriate;
•	completion of beta testing and commercialization of XTRAX®; and
•	for general working capital purposes.

Commitments and Contingencies

We rent office space for $3,400 per month at 5020 Sunrise Highway, Massapequa Park, New York 11762-2900 and additional storage space at $400 per month. There is no annual contract or lease obligation with respect to our rented properties.

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”). SFAS No. 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. Early adoption of SFAS No. 141(R) is not permitted.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51”. SFAS No. 160 requires reporting entitities to present noncontrolling (minority) interests as equity as opposed to as a liability or mezzanine equity and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 is effective the first fiscal year beginning after December 15, 2008, and interim periods within that fiscal year. SFAS No. 160 applies prospectively as of the beginning of the fiscal year SFAS No. 160 is initially applied, except for the presentation and disclosure requirements which are applied retrospectively for all periods presented subsequent to adoption. The adoption of SFAS No. 160 will not have a material impact on our financial statements; however, it could impact future transactions entered into by us.

Certain Risks and Uncertainties

Our Annual Report on Form 10-KSB for the year ended December 31, 2007 includes a detailed discussion of our risk factors under the heading “Certain Risks and Uncertainties.” The information presented in this 10-Q should be read in conjunction with the risk factors and information disclosed in such Form 10-KSB.

Off-Balance Sheet Arrangements

We did not engage in any off-balance sheet arrangements during the three month periods ended March 31, 2008 and 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Due to our status as a smaller reporting company, this Item is not required.

Item 4T. Controls and Procedures.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have not been operating effectively as of the end of the period covered by this report.

In connection with the preparation of our Annual Report of Form 10-KSB, management identified a material weakness, due to insufficient resources in our account and finance department, resulting in (i) an ineffective review, monitoring and analysis of schedules, reconciliations and financial statement disclosures, and (ii) the misapplication of U.S. GAAP and SEC reporting requirements. Due to the effect of the lack of resources, including a lack of resources that are appropriately qualified in the areas of U.S. GAAP and SEC reporting, and the potential impact on the financial statements and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, there is more than a remote likelihood that a material misstatement of the financial statements would not have been prevented or detected for the year ended December 31, 2007.

Remediation Plans

Management is in the process of remediating the above-mentioned weakness in our internal control over financial reporting and is implementing the following steps:

•	Hiring additional accounting personnel (a full time CFO was hired January 21, 2008 and another full time senior level accountant was hired February 11, 2008);

•	Establish a detailed timeline for review and completion of financial reports to be included in our Forms 10-Q and 10-K (established in connection with this Form 10-Q);

•	Engage the use of a third party accounting service provider as needed to further support and supplement our internal staff in accounting and related areas when necessary; and

•	Employ the use of appropriate supplemental SEC and U.S. GAAP checklists in connection with our closing process and the preparation of our Forms 10-Q and 10-K.

The implementation of these remediation plans has been initiated and will continue during the remainder of fiscal 2008. The material weakness will not be considered remediated until the applicable remedial procedures are tested and management has concluded that the procedures are operating effectively. Management recognizes that use of our financial resources will be required not only for implementation of these measures, but also for testing their effectiveness and may seek the assistance of an outside service provider to assist in this process.

If we are not able to implement controls to avoid the occurrence of material weaknesses in our internal control over financial reporting in the future, then we might report results that are not consistent with our actual results and we may need to restate results that will have been previously reported.

Changes in Internal Control over Financial Reporting

The following changes in our internal control over financial reporting were implemented during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

•	The hiring of a full time CFO on January 21, 2008 and another full time senior level accountant on February 11, 2008; and
•	Establishing a timeline for review and completion of the financial reports to be included in our Forms 10-Q and 10-K.

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2008, we have issued unregistered securities to the person, as described below. This transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The sale of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, and/or Rule 506 of Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

On March 24, 2008, we issued 41,374 shares to a public relations consulting firm as required by our contract with such firm. Such shares represented compensation under the applicable consulting agreement for the period from October 1, 2007 through March 31, 2008.

Item 4. Submission of Matters to a Vote of Security Holders.

On January 22, 2008, a majority of our stockholders took action via written consent to approve an amendment to our Certificate of Incorporation in order to change our name from “Clear Skies Holdings, Inc.” to “Clear Skies Solar, Inc.” Stockholders holding an aggregate of 18,743,331 shares of our common stock (representing a total of 60.69% of the shares entitled to vote thereon) executed and delivered to us consents approving such name change.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit No.		Description
3.1	(a)	Certificate of Incorporation (1)
3.1	(b)	Certificate of Amendment to Certificate of Incorporation (3)
10.1		Form of Directors and Officers Indemnification Agreement (2)
10.2		Summary sheet of amendment, dated February 6, 2008, to the terms of Employment Agreement, dated December 20, 2007, by and between Clear Skies Holdings, Inc. and Ezra J. Green (4)
10.3		Employment Agreement, dated March 19 2008, by and between Clear Skies Solar, Inc. and Thomas J. Oliveri (5)
31.1	*	Section 302 Certification of Principal Executive Officer
31.2	*	Section 302 Certification of Principal Financial Officer
32.1	*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

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

(5) Incorporated herein by reference to the copy of such document included as an exhibit to our Annual Report on Form 10-KSB filed on March 31, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR SKIES SOLAR, INC.

Date: May 14, 2008	By:	/s/ Ezra J. Green
Name: Ezra J. Green Title: Chairman & Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2008	By:	/s/ Arthur L. Goldberg
Name: Arthur L. Goldberg Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
3.1	(a)	Certificate of Incorporation (1)
3.1	(b)	Certificate of Amendment to Certificate of Incorporation (3)
10.1		Form of Directors and Officers Indemnification Agreement (2)
10.2		Summary sheet of amendment, dated February 6, 2008, to the terms of Employment Agreement, dated December 20, 2007, by and between Clear Skies Holdings, Inc. and Ezra J. Green (4)
10.3		Employment Agreement, dated March 19 2008, by and between Clear Skies Solar, Inc. and Thomas J. Oliveri (5)
31.1	*	Section 302 Certification of Principal Executive Officer
31.2	*	Section 302 Certification of Principal Financial Officer
32.1	*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

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

(5) Incorporated herein by reference to the copy of such document included as an exhibit to our Annual Report on Form 10-KSB filed on March 31, 2008.