Form 10KSB/A
period 2007-12-31
Clear Skies Solar, Inc
filed 2008-05-23
CIK 1402857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ____________

Commission file number 000-53105

CLEAR SKIES SOLAR, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	30-0401535
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5020 Sunrise Highway, Suite 227 Massapequa Park, New York	11762
(Address of Principal Executive Offices)	(Zip Code)

(516) 809-0498
(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:  None

Title Of Each Class	Name of Each Exchange on Which Registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value per share
Title of Class

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenues for the fiscal year ended December 31, 2007 were $298,974.

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $32,586,212 computed by reference to the closing price of the common stock on March 26, 2008.

As of March 26, 2008, 30,925,097 shares of common stock, par value $0.001, were outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

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

Our Business

We are a designer, integrator and installer of solar power systems. We market, sell, design and install systems for commercial customers and to developers of residential properties, sourcing components (such as solar modules and inverters) from third-party manufacturers. We commenced operations in August 2005 and received our initial funding from Rudd-Klein Alternative Energy, LLC (“Rudd-Klein”) in September 2005. We used those funds and shares of our stock to acquire certain assets, including licenses and certifications, from S&T Electric and TAL Design & Construction, a design and construction firm owned by Ezra Green, our Chief Executive Officer, to file patent applications with respect to proprietary technology we had developed, and to fund our operations. S&T Electric was a licensed electrical contracting business that provided residential and commercial services in New York for 12 years and was owned and operated by William O’Connor, our Vice President of Operations, and another individual. We have also developed XTRAX®, a patented remote monitoring solution for measuring the production of renewable energy systems.

Customers

We sell our solar power systems directly to commercial residential home developers or businesses. We maintain an internal sales and marketing staff to promote our systems. We currently serve customers in California, New York and New Jersey and perform installations through Clear Skies Group, Inc.’s licenses and those of our vendors. We currently plan to expand our operations to Arizona, Georgia and Nevada, New Mexico and Texas. We also plan to expand to other states where the amount of sunshine, the cost of electricity and/or the availability of governmental rebates make our prospects of solar energy system sales appear attractive to us. We derived a significant percentage of our revenues in 2006 and 2007 from one or two residential customers. We currently intend to focus our activities on commercial, industrial and governmental customers and to discontinue pursuing activities in the single-family residential market. We believe that, depending upon the size of the projects, it is likely that a significant portion of our business will continue to derive from a small number of customers. There can be no assurance that the loss of any such customer would not adversely affect our business or results of operations.

Research and Development

We not only supply and install solar power systems, but we also seek to develop new technologies and products that will promote the expansion of the industry. Our commitment to improving the effectiveness of renewable energy systems has yielded developments that include proprietary photovoltaic (sometimes called “solar electric” or “PV”) panel mounting systems and trade secrets that reduce the required man-hours on system installations. During 2006 and 2007, we spent approximately $105,963 and $91,782, respectively, on research and development activity, none of which was borne directly by our customers.

Suppliers

We purchase solar panels used in our solar power systems principally from Kyocera Solar, Suntech America, Sharp, Solar-Fabrik AG, General Electric, SMA American and XANTRAX and we purchase inverters principally from SatCon Power Systems, which components represent approximately two-thirds of our component requirements. Hardware and other materials are readily available for off-the-shelf purchase. Although solar panels are manufactured world-wide, we are subject to market price fluctuation and vendor lead time and inventory for the components that we purchase.

Products and Services

Photovoltaic Product and Service Line

We offer a number of PV products and services that seek to generate revenue from initial installation activities, as well as potential recurring revenues from an installed base of customers. Such products and services include the following:

Commercial Solar Installations. We install commercial solar systems, with a focus on systems that produce one Megawatt or less. This is an area of the market that we believe is underserved. The financial considerations of a project depend significantly upon the available tax credits and depreciation schedules. We believe this sector offers the possibility of integrating our monitoring services and generating additional business from existing clients with multiple locations. In 2006, we were subcontractor on commercial installation projects generating approximately $611,000 of revenues, in the aggregate (approximately 65% of our 2006 revenues). In 2007, we were subcontractor on installation projects generating approximately $230,000 of revenues (approximately 78% of our 2007 revenues). We are currently focusing solely on installation projects where we will act as general contractor for commercial and industrial projects.

Residential Solar Installations. We installed residential solar systems for medium to large single family homes that average a 6.5 kilowatt (KW) system which resulted in approximately 35% and 22% of our revenues in 2006 and 2007, respectively. As of 2008, we are discontinuing our pursuit of the residential market and intend to focus our activities as general contractor in the commercial markets, although we intend to complete any currently existing single-family residential projects.

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

(ii)
Petroleum Field Systems. According to Gibson Consulting’s website, there are approximately 510,000 oil wells in the US that pump about 10.5 barrels of oil per day on average. Our energy systems can replace diesel generators that power the pumps, heat water and inject steam into wells to increase production, while also adding the ability to remotely monitor the equipment and the well’s production. Our systems that service one stripper well will sell for approximately $80,000 to $200,000 at current prices.

(iii)
Non-Profit & Institutional Clients. Nonprofit and institutional customers cannot directly benefit from tax credits or depreciation. However, we have identified third parties that are able to arrange power purchase agreements and financing that captures the value of accelerated depreciation and tax credits through third-party investment financing.

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

Industrial Commercial Solarthermal. Solar-thermal systems can supplement solar electric systems. These systems heat water directed to a boiler, hot water heater, or separate storage tank. Although these systems require maintenance, solar-thermal is another way to reduce reliance on fossil fuels. Solar thermal is primarily used for commercial, industrial, or large residential buildings with high water usage. This is a secondary product of ours that will be offered as a complement to commercial PV installations.

Remote Monitoring Products

XTRAX® is our patented system for remotely monitoring the energy production of renewable energy systems and provides fault notification. The design philosophy behind XTRAX® is to avoid using expensive and awkward personal computers for simple monitoring tasks. The XTRAX® hardware monitor uses a minimalist approach by integrating a microcontroller, an energy measurement, a cellular card and miscellaneous interface components to provide a small and relatively low cost hardware platform. This platform is capable of being utilized for a variety of measurements, including but not limited to, electrical energy production, temperature, volume and flow. The XTRAX® hardware monitor is backed up by a database application for the retrieval and reporting of data to owners, customers, and aggregators. The XTRAX® system as a whole also provides users the ability to retrieve reports through a website or text message.

Once launched, we expect XTRAX® to generate recurring revenues. We plan to sell XTRAX® to our installation customers as well as to other PV installers and utilities. We believe that XTRAX® will enable us to acquire and validate Renewable Energy Credits (RECs) and provide information regarding greenhouse gas emissions that may support the generation of Carbon Credits. Development of our XTRAX® system may also open other potential markets, such as the ability to monitor heat and flow rates for such applications as irrigation, oil well monitoring, and solar thermal measurement. We have begun beta testing of our proprietary software, and we expect to outsource the manufacturing of XTRAX®. We currently plan to commercially launch XTRAX® during the third quarter of 2008.

Potential improvements in our XTRAX® technology and related applications that we are pursuing include the following:

Expanded Capabilities. We are working to configure XTRAX® to monitor additional parameters including heat and liquid flow. This would open the possibility of our pursuing the following applications, either directly or through out-licensing:

(i)	Remote verification of water usage quantities, flow rate, and quality. Potential customers range from golf courses to municipalities to irrigation systems to environmental testing.

(ii)	Remotely monitoring the volume of petroleum storage tanks; and

(iii)	Remotely monitoring the production of solar thermal energy systems.

Greater Distances. We are developing MAXTRAX, a remote monitoring product that uses radio and satellite uplinks. Through this product, we hope to enable monitoring in isolated, rural locations in which XTRAX®, with its cellular capability, would not be effective. MAXTRAX is currently in the planning stage and no prototype currently exists.

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

Competitive Factors

We face intense competition in both the installation and monitoring fields. Many of our competitors are larger with more established businesses than us and have substantially greater resources than we do.

We believe that our construction background, through S&T Electric and TAL Design & Construction, provides us with real world experience in delivering results quickly and cost-effectively for our customers. Our commitment to improving the effectiveness of renewable energy systems has yielded developments that include proprietary photovoltaic panel mounting systems and trade secrets that we believe reduce the required man-hours on system installations.

We believe that we compete in part on the basis of: our relatively fast installation of solar power systems resulting in potential reduced costs; our experienced management team with construction backgrounds; our customer service and responsiveness to customer needs; and our delivery capabilities.

We believe our principal PV installation competitors in the United States include:

•	Akeena Solar, Inc., a national installer of solar power systems for residential and commercial customers, currently in California, New Jersey, New York, Pennsylvania, and Connecticut;

•	GoSolar, Inc., a PV installation company currently focused on residential systems, solar thermal, and wind power, in the Long Island region;

•	PowerLight Corporation, a wholly owned subsidiary of SunPower, that is focused on large-scale commercial projects, headquartered in California, with employees throughout the U.S., Europe and Asia;

•	The Solar Center, Inc., a large regional competitor that currently installs in New Jersey, southern New York, Long Island and Connecticut; and

•	Sun Edison, LLC, which focuses on large scale commercial and government projects and delivers solar electricity as a service, not a product.

If and when commercialized, we believe that XTRAX®’s principal monitoring competitors will be:

•	Fat Spaniel Technologies, Inc., which delivers computer-based remote monitoring of solar installations and sends alerts via e-mail or text message if an inverter is shut down.

•
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

•
Digi International Inc.’s Digi RPM is an intelligent power control and monitor device that enables users to remotely turn devices on and off, measure electrical load and monitor ambient temperature and integrate with additional devices to provide power management over Ethernet and Internet connections.

Regulatory

Our operations are also subject to a variety of national, federal, state and local laws, rules and regulations relating to worker safety and the use, storage, discharge and disposal of environmentally sensitive materials. Because we outsource and do not manufacture our solar power systems, we do not use, generate, store or discharge toxic, volatile or otherwise hazardous chemicals and wastes. We do not engage in such activities in connection with our research and development activities. We believe that we are in compliance in all material respects with all laws, rules, regulations and requirements that affect our business. Further, we believe that compliance with such laws, rules, regulations and requirements does not impose a material impediment on our ability to conduct business.

Solar Energy Industry

We believe that economic and national security issues, technological advances, environmental regulations seeking to limit emissions by fossil fuel, air pollution regulations restricting the release of greenhouse gasses, aging electricity transmission infrastructure and depletion and limited supply of fossil fuels, has made reliance on traditional sources of fuel for generating electricity less attractive. Government policies, in the form of both regulation and incentives, have accelerated the adoption of solar technologies by businesses and consumers. For example, in the United States, the 2005 energy bill enacted a 30% investment tax credit for solar, and in January 2006 California approved the largest solar program in the country’s history that provides for long term subsidies in the form of rebates to encourage use of solar energy where possible.

Government Subsidies and Incentives

Various subsidies and tax incentive program exist at the federal and state level to encourage the adoption of solar power including capital cost rebates, performance-based incentives, feed-in tariffs, tax credits and net metering. Capital cost rebates provide funds to customers based on the cost of size of a customer’s solar power system. Performance-based incentives provide funding to a customer based on the energy produced by their solar system. Under a feed-in tariff subsidy, the government sets prices that regulated utilities are required to pay for renewable electricity generated by end-users. The prices are set above market rates and may be differentiated based on system size or application. Feed-in tariffs pay customers for solar power system generation based on kilowatt-hours produced, at a rate generally guaranteed for a period of time. Tax credits reduce a customer’s taxes at the time the taxes are due. Net metering programs Under net metering, a customer can generate more energy than used, during which periods the electricity meter will spin backwards. During these periods, the customer “lends” electricity to the grid, retrieving an equal amount of power at a later time. Net metering programs enable end-users to sell excess solar electricity to their local utility in exchange for a credit against their utility bills. Net metering programs are usually combined with rebates, and do not provide cash payments if delivered solar electricity exceeds their utility bills. In addition, several states have adopted renewable portfolio standards, or RPS, which mandate that a certain portion of electricity delivered to customers come from a set of eligible renewable energy resources. Under a renewable portfolio standard, the government requires regulated utilities to supply a portion of their total electricity in the form of renewable electricity. Some programs further specify that a portion of the renewable energy quota must be from solar electricity.

Despite the benefits of solar power, there are also certain risks and challenges faced by solar power. Solar power is heavily dependent on government subsidies to promote acceptance by mass markets. We believe that the near-term growth in the solar energy industry depends significantly on the availability and size of these government subsidies and on the ability of the industry to reduce the cost of generating solar electricity. The market for solar energy products is, and will continue to be, heavily dependent on public policies that support growth of solar energy. There can be no assurances that such policies will continue. Decrease in the level of rebates, incentives or other governmental support for solar energy would have an adverse affect on our ability to sell our products.

Prior to its commercialization, which we currently anticipate to be in the third quarter of 2008, XTRAX® will need to be listed by Underwriters Laboratories (“UL”) and receive approval from the Federal Communications Commission (“FCC”) due to certain magnetic emissions from the XTRAX® unit. We currently believe that the UL listing and the FCC approval will be obtained by such time.

Building Codes

We are required to obtain building permits and comply with local ordinances and building codes for each project, the cost of which is included in our estimated costs for each proposal.

Intellectual Property

We have a U.S. patent for “A Remote Access Energy Meter System and Method” (No. 7,336,201), which we currently intend to market as XTRAX®, and expect to file other patent applications in the U.S., the European Union, China and other jurisdictions where we deem it appropriate to do so. In addition to our patent and potential future patent applications, we also have trade secrets and know-how. Our staff is actively exploring new products, devices, systems and methods for installing, monitoring and/or supporting solar installations that lower the cost and time required for installation.

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

Item 2. Description of Property.

We lease approximately 600 square feet of office space at 5020 Sunrise Highway, Massapequa Park, New York from Destiny LLC for $3,485 per month. We also rent storage space from United Store All for $400 per month. There are no lease agreements covering these rentals.

Item 3. Legal Proceedings.

Other than routine litigation arising in the ordinary course of business that we do not expect, individually or in the aggregate, to have a material adverse effect on us, there is no currently pending legal proceeding and, as far as we are aware, no governmental authority is contemplating any proceeding to which we may be a party or to which any of our properties is subject.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders (1)	0	-	2,500,00

Equity compensation plans not approved by security holders(2)	1,232,401	$0.50	-

(1)	Represents our 2007 Equity Incentive Plan.
(2)
Represents 732,401 shares and 500,000 shares issuable upon exercise of five-year warrants with an exercise price of $0.50 per share issued to a placement agent and an investor relations consultant for private placement and consulting services, respectively.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

This discussion should be read in conjunction with our consolidated financial statements included in this Annual Report on Form 10-KSB and the notes thereto, as well as the other sections of this Annual Report on Form 10-KSB, including “Certain Risks and Uncertainties” and “Description of Business” sections thereof. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Annual Report. Our actual results may differ materially.

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

We currently expect that our immediate capital expenditures, which we do not expect to exceed $100,000, will be related to completing the Beta tests and the initial launch of XTRAX®, which we currently anticipate will occur in the third quarter of 2008. Cranes and other installation equipment are generally available for rental on reasonable terms, and we do not have plans to acquire any.

Critical Accounting Policies

Revenue Recognition and Deferred Revenue: We have two distinct revenue streams that have very different characteristics and payment time cycles. Therefore, we apply a different revenue recognition policy to each category.

Contract Revenue. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, which was superseded by SAB 104 - “Revenue Recognition in Financial Statements,” we recognize revenues from contracts that we sign directly with the customer using the percentage of completion method. The percentage of completion is calculated by dividing the direct labor and other direct costs incurred by the total estimated direct costs of the project. Contract value is defined as the total value of the contract, plus the value of approved change orders. Estimates of costs to complete are reviewed periodically and modified as required. Provisions are made for the full amount of anticipated losses, on a contract-by-contract basis. These loss provisions are established in the period in which the losses are first determined. Changes in estimates are also reflected in the period they become known. We maintain all risks and rewards of billing. Regardless of the customer’s structure or industry, if we are the lead contractor, then we recognize all revenues from such customers in this manner.

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

Due to the contractual obligation to issue the excess shares, Clear Skies Group, Inc.’s Board of Directors, with stockholder approval, passed a resolution to increase its authorized shares from 200 shares to 10,000,000 shares. On January 30, 2007, Clear Skies Group, Inc.’s Certificate of Incorporation was amended to authorize the issuance of 10,000,000 shares of common stock, par value $0.01 per share. Upon effectiveness of such amendment to Clear Skies Group, Inc.’s Certificate of Incorporation, the obligation to issue such shares was fulfilled and the liability was reclassified to stockholders equity as Common Stock, to the extent of the aggregate par value of such shares, with the excess reclassified as Additional Paid-In Capital. Upon consummation of our reverse merger, all such shares of Clear Skies Group, Inc.’s common stock were exchanged for shares of our common stock.

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

Operating Expenses

Our operating expenses are composed of selling expenses and general and administrative expenses. Operating expenses increased to $2,857,307 for the 2007 year from $924,364 for the prior year. The $1,932,943 (or 209%) increase is due in part to $743,429 of deferred compensation that impacted 2007 compared to $96,000 in 2006. In addition, a period to period increase of $269,717 results from increased personnel costs. Furthermore, an expenditure increase of $135,205 in the fiscal year 2007 resulted from auditing costs. Various legal costs relating to the settlement with Alpha Technologies, business development, and obtaining financing resulted in legal expenditures of $267,538 in 2007, compared to $14,908 in 2006, an increase of $252,630. In 2007 we had new expenditures of $137,462 for investor relations. Selling expenses increased by $253,787 to $468,858 for the year ended December 31, 2007 from $215,071 in 2006. Increased sales personnel costs in 2007 over 2006 totaled $232,099. The remaining difference for the 2007 increase compared to 2006 is attributable to various costs associated with expanding operations in new markets and overall increased sales and marketing efforts in 2007.

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

Liquidity and Capital Resources

At December 31, 2007, we had an accumulated deficit of $4,672,981, and we expect to incur additional losses in the foreseeable future. While we have funded our operations since inception through private placements of equity and bridge loans, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

At December 31, 2007 and March 28, 2008, we had approximately $4,866,000 and $3,372,000, respectively in cash and cash equivalents. We believe that our existing funds will be sufficient to fund our currently planned operations at least through December 31, 2008. If we are unable to successfully implement our business plan, or if our plans are modified, then our current resources may be exhausted sooner.

Clear Skies Group, Inc. began operations in August 2005, and raised $310,000 of gross proceeds from a private placement offering of securities to Rudd-Klein that closed on September 30, 2005. On April 18, 2006, Rudd-Klein funded the remaining $100,000 of the purchase price in such private placement. On April 25, 2006, Clear Skies Group, Inc. sold its common stock in an additional private placement transaction that raised gross proceeds of $100,000. From April 26, 2007 through July 26, 2007, Clear Skies Group, Inc. sold its common stock and warrants to two separate purchasers in a series of private placement transactions that raised aggregate gross proceeds of $95,000. In the quarter ended September 30, 2007, Clear Skies Group, Inc. issued an aggregate of $745,000 principal amount of bridge notes in a private placement transaction. The purchasers of such bridge notes paid an aggregate gross purchase price of $745,000 for such bridge notes and shares of common stock of Clear Skies Group, Inc. In accordance with the terms of the bridge notes, the holders of all $745,000 of outstanding principal amount of bridge notes invested in our private placement that closed in December 2007 by exchanging such bridge notes for an aggregate of 1,490,000 shares of our common stock (i.e. the number of shares of our common stock offered for sale in the Private Placement for an aggregate purchase price of $745,000). The accrued interest on such bridge notes was paid out of the proceeds of the December 2007 private placement. In the fourth quarter of 2007, Clear Skies Group, Inc. borrowed an aggregate of $250,000 and issued 8% promissory notes to evidence such borrowing, which notes were repaid upon closing of the private placement in December 2007. In closings on December 20, 2007 and December 24, 2007, we raised an aggregate of approximately $5,931,000 in net proceeds (in addition to eliminating $745,000 of indebtedness) from the private placement of 16,000,000 shares of our common stock.

Several of our officers and directors, or their affiliates, have from time to time extended loans to Clear Skies Group, Inc. or agreed to defer compensation payable to them in order to fund our operating expenses. In this regard: (i) Quixotic Systems, Inc. (“Quixotic”), an affiliate of Richard Klein, a director, loaned $285,000 ($175,000 of which constitute amounts Quixotic has paid in connection with a settlement agreement in connection with the Alpha lawsuit, which loan had been repaid in full, together with 10% interest compounded daily, by December 31, 2007; and (ii) Gelvin Stevenson, our Secretary and Treasurer loaned $20,000, which had been repaid in full as of December 31, 2007. Furthermore, Ezra Green, our Chairman and Chief Executive Officer, agreed to the deferral of $73,259 of his compensation, of which $69,366 remained unpaid as of December 31, 2007 (and was booked as a balance due to related party at December 31, 2007). As of March 18, 2008, Mr. Green’s deferred compensation had been paid in full. In addition, Mr. Green had advanced $30,275 to us in 2006 and an additional $70,037 to us in 2007 (which has been booked as a balance of $100,312 due to related party at December 31, 2007). This related party transaction was also repaid in full by March 18, 2008. Such loans and other arrangements were interest free (except for Quixotic) and had not been memorialized by written promissory notes. In consideration for the extension and maintenance of such credit and deferral of salary, on May 7, 2007, Clear Skies Group, Inc. granted Mr. Green, Quixotic and Dr. Stevenson stock that was exchanged for 639,521, 242,242 and 77,518 shares of our common stock, respectively, in our reverse merger. At December 31, 2007, there was a miscellaneous amount due to a related party of approximately $4,000.

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

We expect to put our capital resources, which included $4,866,000 and $3,372,000 of cash and cash equivalents at December 31, 2007 and March 28, 2008, respectively, to the following uses:

•	towards our $500,000 budget for the engagement of investor relations and public relations firms for the twelve months following the closing of the reverse merger;

•	up to $100,000 for the commercialization of XTRAX®;

•	possibly for strategic acquisitions, if and to the extent we determine appropriate; and

•	for general working capital purposes.

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

Results of Operations

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our annual results of operations will be impacted for the foreseeable future by several factors including the progress and timing of expenditures related to award of contract to us, completion of customer contracts, our research and development efforts, marketing expenses related to product launches, and market acceptance of our products. Due to these fluctuations, we believe that the period to period comparisons of our operating results are not a good indication of our future performance.

Certain Risks and Uncertainties

Certain statements in this Annual Report on Form 10-KSB, including certain statements contained in “Description of Business” and “Management’s Discussion and Analysis or Plan of Operation,” constitute “forward-looking statements”. The words or phrases “can be,” “may,” “could,” “would,” “expects,” “believes,” “seeks,” “estimates,” “projects” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various risks and uncertainties, including those described on the following pages, and we caution you that any forward-looking information provided by or on behalf of us is not a guarantee of future performance. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond our control. All such forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

RISK FACTORS

Investing in our common stock involves a high degree of risk. Prospective investors should carefully consider the risks described below and other information contained in this Annual Report, including our financial statements and related notes before purchasing shares of our common stock. There are numerous and varied risks that may prevent us from achieving our goods. If any of these risks actually occurs, our business, financial condition or results of operations may be materially adversely affected. In that case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

Risks Related to Our Business

Since we lack a meaningful operating history, it is difficult for potential investors to evaluate our business.

Clear Skies Group, Inc. was incorporated in 2003, but did not begin operations until October 2005. Our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations. Since our formation, we have generated only limited revenues. Our revenues were $936,596 and $298,974 for the years ended December 31, 2006 and December 31, 2007, respectively. As a startup, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays inherent in a new business. Investors should evaluate an investment in our Company in light of the uncertainties encountered by start-up companies in a competitive environment. Our business is dependent upon the implementation of our business plan, as well as our ability to enter into agreements with third parties for, among other things, the supply of photovoltaic and solar-thermal systems, on commercially favorable terms. There can be no assurance that our efforts will be successful or that we will be able to attain profitability.

We have a limited operating history and have sustained recurring losses.

Our wholly owned operating subsidiary, Clear Skies Group, Inc., was incorporated in September 2003 and has reported annual net losses since its inception. For our fiscal years ended December 31, 2007 and December 31, 2006, we experienced losses of approximately $3.6 million and $689,000 respectively. As of December 31, 2007, we had an accumulated deficit of approximately $4.7 million. In addition, we expect to incur additional losses in the foreseeable future, and there can be no assurance that we will ever achieve profitability. Our future viability, profitability and growth depends upon our ability to successfully operate and expand our operations. There can be no assurance that any of our efforts will prove successful or that we will not continue to incur operating losses in the future.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our reputation, business and operating results may be harmed. In connection with the preparation of this Form 10-KSB, our independent registered public accountants as well as our management identified a material weakness in our internal control over financial reporting, due to insufficient resources in our accounting and finance department, resulting in (i) an ineffective review, monitoring and analysis of schedules, reconciliations and financial statement disclosures and (ii) the misapplication of U.S. GAAP and SEC reporting requirements. Due to our lack of resources, including personnel that are appropriately qualified in the areas of U.S. GAAP and SEC reporting, and the potential impact on the financial statements and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, there is more than a remote likelihood that a material misstatement of the annual financial statements would not have been prevented or detected for the year ended December 31, 2007.

The period in which these material weaknesses were identified included certain non-recurring reverse merger related events, that disproportionately absorbed our financial and administrative resources.

Management is in the process of remediating the above-mentioned weakness in our internal control over financial reporting and has designed the following steps to be implemented:

•	Hiring additional accounting personnel (including a full time chief financial officer hired January 21, 2008 and another full time senior level accountant hired February 11, 2008);

•	Establish a detailed timeline for review and completion of financial reports to be included in our Forms 10-Q and 10-K;

•	Engage the use of a third party accounting service provider to further support and supplement our internal staff in accounting and related areas when necessary; and

•	Employ the use of appropriate supplemental SEC and U.S. GAAP checklists in connection with our closing process and the preparation of our Forms 10-Q and 10-K.

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

The solar panels, inverters and other components used in our systems are purchased from a limited number of suppliers. We do not manufacture any of the components used in our solar installations. We currently purchase solar panels principally from Kyocera Solar, Suntech America, Sharp, Solar-Fabrik AG, General Electric, SMA American and XANTRAX and we purchase inverters principally from SatCon Power Systems. We are subject to market prices for the components that we purchase for our installations, which are subject to fluctuation, as we have no supply agreements with these or other suppliers except for purchase orders on a case-by-case basis. We cannot ensure that the prices charged by our suppliers will not increase because of changes in market conditions or other factors beyond our control. An increase in the price of components used in our systems could result in reduced margins and/or an increase in costs to our customers and could have a material adverse effect on our revenues and demand for our services. Similarly, our suppliers are dependent upon the availability and pricing of silicon, one of the main materials used in manufacturing solar panels. The world market for solar panels recently experienced a shortage of supply due to insufficient availability of silicon. This shortage caused the prices for solar modules to increase. Interruptions in our ability to procure needed components for our systems, whether due to discontinuance by our suppliers, delays or failures in delivery, shortages caused by inadequate production capacity or unavailability, or for other reasons, could limit our sales and growth. In addition, increases in the prices of modules could make systems that have been sold but not yet installed unprofitable for us. There is no assurance that we will be able to have solar systems manufactured on acceptable terms or of acceptable quality, the failure of which could lead to a loss of sales and revenues.

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

We may in the future compete for potential customers with solar and heating, ventilation and air conditioning systems installers and service providers, electricians, utilities and other providers of solar power equipment or electric power. Competition in the solar power services industry may increase in the future, partly due to low barriers to entry. In addition, we may face competition from other alternative energy resources now in existence or developed in the future. Increased competition could result in price reductions, reduced margins or loss of market share and greater competition for qualified technical personnel.

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

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile. Since trading of our common stock began on January 8, 2008 through March 20, 2008, the high and low bid prices of our common stock were $2.40 and $1.02. The price of our stock could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

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

Our common stock is currently a “penny stock,” which may make it more difficult for our investors to sell their shares.

Our common stock is currently and may continue in the future to be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. Since our securities are subject to the penny stock rules, investors may find it more difficult to dispose of our securities.

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

None.

Item 8A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e),which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to management in a timely manner. This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

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

Management is in the process of remediating the above-mentioned weakness in our internal control over financial reporting and has designed the following steps to be implemented:

•	Hiring additional accounting personnel (including a full time Chief Financial Officer hired January 21, 2008 and another full time senior level accountant hired February 11, 2008);

•	Establish a detailed timeline for review and completion of financial reports to be included in our Forms 10-Q and 10-K;

•	Engage the use of a third party accounting service provider as needed to further support and supplement our internal staff in accounting and related areas when necessary; and

•	Employ the use of appropriate supplemental SEC and U.S. GAAP checklists in connection with our closing process and the preparation of our Forms 10-Q and 10-K.

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

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report on Form 10-KSB does not include either a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

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

Richard Klein (Director). Richard Klein has been a member of the registrant’s board of directors upon consummation of our reverse merger on December 20, 2007. Mr. Klein joined Clear Skies Group, Inc.’s board of directors in October 2005, in connection with Rudd-Klein’s investment in Clear Skies Group, Inc. Mr. Klein is also CEO and Founder (in 2000) of Quixotic Systems Inc., a system integrator of solar electric and thermal systems based in New York City. Mr. Klein currently has several U.S. Patents pending in the domain of solar energy. Mr. Klein formed with his brothers, and manages, the Rudd-Klein (commencing in 2005) and the Phoenix Fire Funds (commencing in 2006) to invest in clean energy technology companies. Mr. Klein sits on the Boards of several private companies, including Prism Solar and Own Energy. Mr. Klein serves on the advisory board of Solaria Corporation. Mr. Klein is a native of New York City and a former high school Mathematics instructor. He holds a Bachelor of Arts in Philosophy from Colgate University.

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

Code of Ethics

We intend to adopt a code of ethics that will apply to our officers, directors and employees, including our Chief Executive Officer and our Principal Financial Officer, but have not done so to date due to the relatively small size of our management and operations.

Board Committees; Corporate Governance

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

Employment Agreements

Employment Agreement with Mr. Green

On December 20, 2007, we entered into an employment agreement with Mr. Green to serve as our Chief Executive Officer. The initial term of the agreement is two years, with automatic one-year renewals following this two-year period. Pursuant to the agreement, as amended, Mr. Green is to receive an annual base salary of $250,000 for the first two years, and then an agreed upon salary (of not less than $250,000) for any future years of employment. Mr. Green will be entitled to an annual bonus of $50,000 in the first year of employment, if we record gross revenues in excess of $5,000,000 in the first twelve months after the Merge and an annual bonus of $75,000 in the second year of employment, if we record gross revenues in excess of $10,000,000 in the second twelve months after our reverse merger. On February 6, 2008, our board of directors granted Mr. Green, a five-year option to purchase 250,000 shares of our common stock at an exercise price of $1.694 per share. Such option vests in three equal installments on the first three anniversaries of the grant date. If Mr. Green’s employment is terminated without “cause” or if he resigns for “good reason” (as such terms are defined in the agreement), then we will be obligated to pay him, as severance, his then current annual base salary and annual bonuses (as such is defined within the agreement) for the remainder of the term, payable in accordance with our standard payroll procedures. Under the agreement, if Mr. Green is terminated with cause or if he voluntarily resigns (other than for good reason), then he is prohibited from competing with us during the initial two-year term of employment and for one year after the termination of his employment (should this be greater than the initial two-year term).

Employment Agreement with Mr. Parker

On December 20, 2007, we entered into an employment agreement with Mr. Parker to serve as our Chief Operating Officer. The initial term of the agreement is two years, with automatic one-year renewals following this two-year period. Pursuant to the agreement, Mr. Parker is to receive an annual base salary of $125,000 for the first two years, and then an agreed upon salary (of not less than $125,000) for any future years of employment. Mr. Parker will be entitled to an annual bonus of $50,000 in the first year of employment, if we record gross revenues in excess of $5,000,000 in the first twelve months after our reverse merger and an annual bonus of $75,000 in the second year of employment, if we record gross revenues in excess of $10,000,000 in the second twelve months after our reverse merger. On February 6, 2008, our board of directors granted Mr. Parker a ten-year option to purchase 200,000 shares of our common stock at an exercise price of $1.54 per share. Such option vests in three equal installments on the first three anniversaries of the grant date. If Mr. Parker’s employment is terminated without “cause” or if he resigns for “good reason” (as such terms are defined in the agreement), then we will be obligated to pay him, as severance, his then current annual base salary and annual bonuses (as such is defined within the agreement) for the remainder of the term, payable in accordance with our standard payroll procedures. Under the agreement, if Mr. Parker is terminated with cause or if he voluntarily resigns (other than for good reason), then he is prohibited from competing with us during the initial two-year term of employment and for one year after the termination of his employment (should this be greater than the initial two-year term).

Employment Agreement with Mr. Goldberg

On December 31, 2007, we entered into an employment agreement with Mr. Goldberg to serve as our Chief Financial Officer. The initial term of the agreement is two years commencing on January 21, 2008, with automatic one-year renewals following this two-year period. Pursuant to the agreement, Mr. Goldberg is to receive an annual base salary of $175,000 for the first two years, and then an agreed upon salary (of not less than $175,000) for any future years of employment. Mr. Goldberg will be entitled to an annual bonus of $50,000 in the first year of employment, if we record gross revenues in excess of $5,000,000 in 2008 and a bonus of $75,000 in the second year of employment, if we record gross revenues in excess of $10,000,000 in 2009. On February 6, 2008, our board of directors granted Mr. Goldberg a ten-year option to purchase 150,000 shares of our common stock at an exercise price of $1.54 per share. Such option vests in three equal installments on the first three anniversaries of the grant date. If Mr. Goldberg’s employment is terminated without “cause” or if he resigns for “good reason” (as such terms are defined in the agreement), then we will be obligated to pay him, as severance, his then current annual base salary and annual bonuses (as such is defined within the agreement) for varying periods based on the length of his employment with us. Under the agreement, if Mr. Goldberg is terminated with cause or if he voluntarily resigns (other than for good reason), then he is prohibited from competing with us during the initial two-year term of employment and for one year after the termination of his employment (should this be greater than the initial two-year term).

Employment Agreement with Mr. Oliveri

On March 19, 2008, we entered into an employment agreement, effective April 14, 2008, with Thomas J. Oliveri to serve as our President. The initial term of the agreement is two years with automatic one-year renewals following this two-year period. Pursuant to the agreement, Mr. Oliveri is to receive an annual base salary of $190,000 for the first two years. Mr. Oliveri will be entitled to an annual bonus of $50,000 in the first year of employment, if we record gross revenues in excess of $5,000,000 in the twelve months following April 1, 2008 and an annual bonus of $75,000 in the second year of employment, if we record gross revenues in excess of $10,000,000 in the twelve months following April 1, 2009. The agreement provides that Mr. Oliveri be granted a ten-year option to purchase 225,000 shares of our common stock under our Plan on April 14, 2008, the effective date of the agreement. Such option vests in three equal installments on the first three anniversaries of the grant date. If Mr. Oliveri’s employment is terminated without “cause”, then we will be obligated to pay him, as severance, his then current annual base salary (as such term is defined in the agreement), payable in accordance with our standard payroll procedures, for the following period, as applicable: six months, if the termination occurs within the first 90 days of the agreement; twelve months, if the termination occurs after the first 90 days but during the first 270 days of the agreement and for the remainder of the initial two-year term if the termination occurs after the first 270 days of the agreement. If the termination occurs after the initial two-year term, then the applicable severance will be the remainder of the annual renewal term then in effect. If Mr. Oliveri resigns for good reason, then we will be obliged to pay him, as severance, his then current annual base salary for a period of six months. Under the agreement, if Mr. Oliveri is terminated with cause or if he voluntarily resigns (other than for good reason), then he is prohibited from competing with us during the initial two-year term of employment and for one year after the termination of his employment (should this be greater than the initial two-year term).

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

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)	Percentage Beneficially Owned (2)
Ezra J. Green (3)	2,424,333	7.8%
Richard Klein (4)	1,482,526	4.8%
Gelvin Stevenson	155,035	*
Pamela Newman	77,518	*
Robert L. Dockweiler, Jr. (5)	116,277	*
Arthur L. Goldberg (6)	-	-
Robert Parker (7)	116,277	*
William O’Connor (8)	232,553	*
All executive officers and directors as a group (eight persons)	4,604,519	14.9%

* Represents less than 1%

(1)	Unless otherwise indicated, includes shares owned by a spouse, minor children, and relatives sharing the same home, as well as entities owned or controlled by the named beneficial owner.

(2)	Based on 30,925,097 shares of our common stock outstanding.

(3)	Does not include 250,000 shares of our common stock issuable upon exercise of options that will not vest within 60 days and have an exercise price of $1.694 per share.

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

Equity Compensation Plan Information

2007 Equity Incentive Plan

We have adopted the Clear Skies Holdings, Inc. 2007 Equity Incentive Plan, pursuant to which 2,500,000 shares of our common stock are reserved for issuance as awards to employees, directors, consultants, and other service providers. The term of the Plan is ten years from December 19, 2007, its effective date. For the first year following the closing of the reverse merger, we may not issue options to purchase shares of our common stock at a per share exercise price less than $0.50, unless our non-employee directors determine that it is in our best interests to terminate such restrictions at an earlier date. At December 31, 2007, we had no outstanding awards under the Plan. To date, the board of directors has granted options to eight of our employees to purchase a total of 955,000 shares of our common stock with a weighted-average exercise price of $1.58 per share. In addition, as noted above, the board granted Mr. Oliveri an option to purchase 225,00 shares of our common stock effective April 14, 2008, the date on which his employment with us will commence.

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

Subject to the terms of the Plan, the board of directors administrator has the sole discretion to select the directors, officers, employees, consultants and advisors who will receive awards, determine the terms and conditions of the awards, and interpret the provisions of the Plan and outstanding awards. Our board of directors generally may amend or terminate the Plan at any time and for any reason, except that no amendment, suspension, or termination may impair the rights of any participant without his or her consent, and except that approval of our stockholders is required for any amendment which:

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

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Richard Klein, a member of our board of directors, is also the owner and Chief Executive Officer of Quixotic. From October 2005 to October 2006, Quixotic provided certain sales, back-office and engineering support to Clear Skies Group, Inc. Since October 2006, however, Quixotic’s relationship to us has been primarily as a source of referrals in the New York area for Clear Skies Group, Inc.’s installation work. Quixotic earns commissions from us for projects so referred. In lieu of paying an aggregate of $50,000 of cash commissions owed by Clear Skies Group, Inc. to Quixotic, Clear Skies Group, Inc. issued Quixotic shares of its common stock on May 7, 2007, which shares were exchanged for 48,449 shares of our common stock in the reverse merger.

At various times from March 2006 to August 2006, Quixotic ordered certain power systems components from Alpha Energy, a division of Alpha Technologies Services, Inc. (“Alpha”) on behalf of us, and such components were shipped to or as directed by us. On July 19, 2007, Alpha filed a complaint against Quixotic, in the United States District Court for the Western District of Washington at Seattle. The complaint alleged, among other things, that Quixotic purchased approximately $270,000 worth of power systems components from Alpha for which Quixotic had not timely and fully paid. In August 2007, Alpha, Quixotic and we entered into a settlement agreement, pursuant to which Quixotic and we agreed, jointly and severally, to pay an aggregate of $206,778 to Alpha to settle the Alpha lawsuit. Pursuant to the settlement agreement, Quixotic and we executed a confession of judgment in the amount of approximately $251,014, plus reasonable attorneys’ fees and expenses, which Alpha agreed to hold in trust pending payment in full of the $206,778 settlement amount by us and/or Quixotic. Also, pursuant to the settlement agreement, the Alpha lawsuit was dismissed with prejudice and without award of costs or attorneys’ fees to any party, and the parties exchanged mutual releases relating to the Alpha lawsuit. In August 2007, Ezra Green, our Chief Executive Officer and Chairman, we and Quixotic entered into an indemnity and guaranty agreement in order to induce Quixotic to enter into the settlement agreement with Alpha and to refrain from taking legal action against Mr. Green and/or us. Pursuant to the indemnity and guaranty agreement, among other things, Mr. Green and we agreed, jointly and severally, to assume liability for, to guarantee payment to or on behalf of Quixotic and to indemnify Quixotic from and against liabilities in connection with the Alpha lawsuit and the settlement agreement. All payments due to Alpha under the settlement agreement were timely made, with the final payment made by us on December 21, 2007, and we have reimbursed Quixotic in full for $175,000 of settlement payments that it had advanced to Alpha. The confession of judgment referred to above has been destroyed.

Mr. Klein also controls Rudd-Klein, an entity of which Mr. Klein and his brothers are the equity owners. Rudd-Klein invested $410,000 for shares of common stock and warrants to purchase shares of common stock of Clear Skies Group, Inc. in a private placement transaction in two installments, $310,000 on September 30, 2005 and $100,000 on April 18, 2006. Such shares and warrants were exchanged for an aggregate of 1,191,835 shares of our common stock in the reverse merger. In connection with Rudd-Klein’s investment, it had the right to designate one individual for election to Clear Skies Group, Inc.’s board of directors and designated Mr. Klein, who joined our board of directors in October 2005.

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

Our predecessor, BIP Oil, Inc. was incorporated in the State of Nevada on January 31, 2007 and issued an aggregate of 5,000,000 shares of its common stock to its founders, Bobby Stanley and Ike Lewis, for $50 cash and services rendered that were valued, in the aggregate, at $5,000 by its board of directors. On December 18, 2007, BIP Oil, Inc. merged with and into its wholly owned subsidiary, Clear Skies Solar, Inc., a Delaware corporation then known as Clear Skies Holdings, Inc., pursuant to which merger each outstanding share of common stock of BIP Oil, Inc. was converted into 9.19230769 shares of our common stock.

Immediately following our reverse merger and the closing of our December 2007 private placement, under the terms of a split-off agreement, we transferred all of our pre-merger operating assets and liabilities to our wholly owned subsidiary, BIP Holdings, Inc., a Delaware corporation, and transferred all of its outstanding capital stock to Messrs. Stanley and Lewis in exchange for cancellation of all of the shares of our common stock then held by them, including the founders’ shares issued to them in January 2007.

The Board has determined that none of our directors would qualify as “independent” under the independence standards of the Nasdaq Stock Market except for Pamela Newman.

Item 13. Exhibits.

Exhibit No.	Description
2.1	Agreement of Merger and Plan of Reorganization, dated as of December 19, 2007, by and among Clear Skies Holdings, Inc., Clear Skies Group, Inc. and Clear Skies Acquisition Corp. (2)
2.2	Certificate of Merger, merging Clear Skies Acquisition Corp. with and into Clear Skies Group, Inc., filed with the Secretary of State of the State of Delaware on December 19, 2007 (2)
2.3	Certificate of Merger, merging Clear Skies Acquisition Corp. with and into Clear Skies Group, Inc., filed with the Department of State of the State of New York on December 20, 2007 (2)
3.1(a)	Certificate of Incorporation (1)
3.1(b)	Certificate of Amendment to Certificate of Incorporation (3)
3.2	By-laws (1)
10.1	Form of Subscription Agreement (2)
10.2	Form of Placement Warrant (2)
10.3	Form of Registration Rights Agreement (2)
10.4	Form of Lock-Up Agreement (2)
10.5	Placement Agent Agreement, dated November 14, 2007, between Clear Skies Group, Inc. and Westminster Securities Corporation (2)
10.6	Form of Directors and Officers Indemnification Agreement (2)
10.7	Employment Agreement, dated December 20, 2007, by and between Clear Skies Holdings, Inc. and Ezra J. Green (2)
10.8	Employment Agreement, dated December 20, 2007, by and between Clear Skies Holdings, Inc. and Robert Parker (2)
10.9	Clear Skies Holdings, Inc. 2007 Equity Incentive Plan (2)
10.10	Form of 2007 Incentive Stock Option Agreement (2)
10.11	Form of 2007 Non-Qualified Stock Option Agreement (2)
10.12	Agreement of Conveyance, Transfer and Assignment of Assets and Assumptions of Obligations, dated as of December 20, 2007, between Clear Skies Holdings, Inc. and BIP Holdings, Inc. (2)
10.13	Stock Purchase Agreement, dated as of December 20, 2007 among Clear Skies Holdings, Inc., Bobby Stanley and Joseph I. Lewis (2)
10.14	Settlement Agreement and Mutual Release among Alpha Energy, Clear Skies Group, Inc. and Quixotic Systems, Inc., dated as of August 30, 2007 (2)
10.15	Indemnity and Guaranty Agreement, dated as of August 25, 2007, by Ezra Green and Clear Skies Group, Inc., jointly and severally, in favor of Quixotic Systems, Inc. (2)
10.16	Form of Note Purchase Agreement, dated as of November 7, 2007, between Clear Skies Group, Inc. and each purchaser of 8% Promissory Notes of Clear Skies Group, Inc. (2)
10.17	Form of 8% Promissory Notes of Clear Skies Group, Inc., dated November 7, 2007 (2)
10.18	Settlement Agreement and Release, dated as of November 8, 2007, among Clear Skies Group, Inc., Sustainable Profitability Group, Inc. and Mayur Subbarao (2)
10.19	Resignation Letter from Bobby Stanley, dated December 20, 2007 (2)
10.20	Employment Agreement, dated December 31, 2007, by and between Clear Skies Holdings, Inc. and Arthur L. Goldberg (4)
10.21	Summary sheet of amendment, dated February 6, 2008, to the terms of Employment Agreement, dated December 20, 2007, by and between Clear Skies Holdings, Inc. and Ezra J. Green (4)
10.22	Employment Agreement, dated March 19 2008, by and between Clear Skies Solar, Inc. and Thomas Oliveri (5)
10.23	Letter Agreement, dated October 7, 2007, between Clear Skies Group, Inc. and Avalanche Strategic Communications (6)
10.24	Client Service Agreement, dated as of October 10, 2007, between Clear Skies Group, Inc. and PR Financial Marketing LLC (6)
10.25	Clear Skies Solar, Inc. 2008 Non-Employee Director Compensation Plan (6)

21.1	List of Subsidiaries (5)
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer
________________
* Filed herewith.

(1)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on December 19, 2007.

(2)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on December 26, 2007.

(3)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on January 30, 2008.

(4)	Incorporated herein by reference to the copy of such document included as an exhibit to our Registration Statement on Form S-1 filed on March 27, 2008.

(5)	Incorporated herein by reference to the copy of such document included as an exhibit to our Annual Report on Form 10-KSB filed on March 31, 2008.

(6)	Incorporated herein by reference to the copy of such document included as an exhibit to Amendment No. 1 to our Registration Statement on Form S-1 filed on May 23, 2008.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate audit fees billed by Rothstein Kass & Co. for the audit of our annual financial statements for the fiscal year ended December 31, 2007 and the review of our financial statements in connection with our reverse merger in December 2007 were $136,251.

Audit-Related Fees

There were no fees billed for other audit related services by Rothstein Kass & Co. for the fiscal year ended December 31, 2007.

Tax Fees

There were no fees billed by Rothstein Kass & Co. for tax compliance, tax advice and tax planning for the fiscal year ended December 31, 2007.

All Other Fees

There were no fees billed for professional services rendered by Rothstein Kass & Co. for services other than those described above, for the fiscal year ended December 31, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAR SKIES SOLAR, INC.

Date: May 23, 2008	By:	/s/ Ezra J. Green
Ezra J. Green Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/ Ezra J. Green	Chief Executive Officer and Chairman of the Board of Directors	May 23, 2008
Ezra J. Green	(Principal Executive Officer)

/s/ Arthur L. Goldberg	Chief Financial Officer, Secretary and Treasure	May 23, 2008
Arthur L. Goldberg	(Principal Financial Officer and Principal Accounting Officer)

/s/ Gelvin Stevenson	Director	May 23, 2008
Gelvin Stevenson, PhD

/s/ Richard Klein	Director	May 23, 2008
Richard Klein

/s/ Pamela J. Newman	Director	May 23, 2008
Pamela J. Newman, PhD

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement of Merger and Plan of Reorganization, dated as of December 19, 2007, by and among Clear Skies Holdings, Inc., Clear Skies Group, Inc. and Clear Skies Acquisition Corp. (2)
2.2	Certificate of Merger, merging Clear Skies Acquisition Corp. with and into Clear Skies Group, Inc., filed with the Secretary of State of the State of Delaware on December 19, 2007 (2)
2.3	Certificate of Merger, merging Clear Skies Acquisition Corp. with and into Clear Skies Group, Inc., filed with the Department of State of the State of New York on December 20, 2007 (2)
3.1(a)	Certificate of Incorporation (1)
3.1(b)	Certificate of Amendment to Certificate of Incorporation (3)
3.2	By-laws (1)
10.1	Form of Subscription Agreement (2)
10.2	Form of Placement Warrant (2)
10.3	Form of Registration Rights Agreement (2)
10.4	Form of Lock-Up Agreement (2)
10.5	Placement Agent Agreement, dated November 14, 2007, between Clear Skies Group, Inc. and Westminster Securities Corporation (2)
10.6	Form of Directors and Officers Indemnification Agreement (2)
10.7	Employment Agreement, dated December 20, 2007, by and between Clear Skies Holdings, Inc. and Ezra J. Green (2)
10.8	Employment Agreement, dated December 20, 2007, by and between Clear Skies Holdings, Inc. and Robert Parker (2)
10.9	Clear Skies Holdings, Inc. 2007 Equity Incentive Plan (2)
10.10	Form of 2007 Incentive Stock Option Agreement (2)
10.11	Form of 2007 Non-Qualified Stock Option Agreement (2)
10.12	Agreement of Conveyance, Transfer and Assignment of Assets and Assumptions of Obligations, dated as of December 20, 2007, between Clear Skies Holdings, Inc. and BIP Holdings, Inc. (2)
10.13	Stock Purchase Agreement, dated as of December 20, 2007 among Clear Skies Holdings, Inc., Bobby Stanley and Joseph I. Lewis (2)
10.14	Settlement Agreement and Mutual Release among Alpha Energy, Clear Skies Group, Inc. and Quixotic Systems, Inc., dated as of August 30, 2007 (2)
10.15	Indemnity and Guaranty Agreement, dated as of August 25, 2007, by Ezra Green and Clear Skies Group, Inc., jointly and severally, in favor of Quixotic Systems, Inc. (2)
10.16	Form of Note Purchase Agreement, dated as of November 7, 2007, between Clear Skies Group, Inc. and each purchaser of 8% Promissory Notes of Clear Skies Group, Inc. (2)
10.17	Form of 8% Promissory Notes of Clear Skies Group, Inc., dated November 7, 2007 (2)
10.18	Settlement Agreement and Release, dated as of November 8, 2007, among Clear Skies Group, Inc., Sustainable Profitability Group, Inc. and Mayur Subbarao (2)
10.19	Resignation Letter from Bobby Stanley, dated December 20, 2007 (2)
10.20	Employment Agreement, dated December 31, 2007, by and between Clear Skies Holdings, Inc. and Arthur L. Goldberg (4)
10.21	Summary sheet of amendment, dated February 6, 2008, to the terms of Employment Agreement, dated December 20, 2007, by and between Clear Skies Holdings, Inc. and Ezra J. Green (4)
10.22	Employment Agreement, dated March 19 2008, by and between Clear Skies Solar, Inc. and Thomas Oliveri (5)
10.23	Letter Agreement, dated October 7, 2007, between Clear Skies Group, Inc. and Avalanche Strategic Communications (6)
10.24	Client Service Agreement, dated as of October 10, 2007, between Clear Skies Group, Inc. and PR Financial Marketing LLC (6)
10.25	Clear Skies Solar, Inc. 2008 Non-Employee Director Compensation Plan (6)
21.1	List of Subsidiaries (5)
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer
________________
* Filed herewith.

(1)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on December 19, 2007.

(2)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on December 26, 2007.

(3)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on January 30, 2008.

(4)	Incorporated herein by reference to the copy of such document included as an exhibit to our Registration Statement on Form S-1 filed on March 27, 2008.

(5)	Incorporated herein by reference to the copy of such document included as an exhibit to our Annual Report on Form 10-KSB filed on March 31, 2008.

(6)	Incorporated herein by reference to the copy of such document included as an exhibit to Amendment No. 1 to our Registration Statement on Form S-1 filed on May 23, 2008.

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

See accompanying notes to the consolidated financial statements

CLEAR SKIES SOLAR, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the years ended December 31, 2007 and 2006

	Common Stock
	$.001 par value		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, January 1, 2006*	3,042,571	$3,042	$(2,542)	$(371,272)	$(370,772)
Net loss				(689,470)	(689,470)
Balance, December 31, 2006*	3,042,571	$3,042	$(2,542)	$(1,060,742)	$(1,060,242)

Issuance of common stock to satisfy common stock to be issued (Note 8)	2,020,297	2,020	891,980	-	894,000

Issuance of common stock and warrants as compensation (Note 9)*	1,065,869	1,066	656,694	-	657,760

Issuance of common stock and warrants (Note 9)*	72,673	73	74,927	-	75,000

Issuance of common stock and warrants (Note 9)*	19,379	19	19,981	-	20,000

Issuance of common stock and embedded conversion feature associated with Bridge Notes (Note 7)*	1,782,906	1,783	573,217	-	575,000

Issuance of common stock and embedded conversion feature associated with Bridge Notes (Note 7)*	527,120	527	169,473	-	170,000

Issuance of shares subsequently forfeited	77.576	77	(77)	-	-

Forfeited shares (Note 2)*	(116,276)	(116)	116	-	-

Conversion of warrants (Note 2)*	416,658	417	(417)	-	-

Shares sold at $.50 each, net of costs of $1,323,945 (Note 2)	14,510,000	14,510	5,916,546	-	5,931,056

Shares sold at $.50 each (Notes 2 and 7)	1,490,000	1,490	743,510	-	745,000

Shares retained by owners of the shell company in the reverse merger (Note 2)	59,841,923	59,842	(28,182)	-	31,660

Forfeit of shares in split-off (Note 2)	(53,866,923)	(53,867)	22,207	-	(31,660)

Issuance of warrants and options in exchange for consulting and other services (Note 10)			210,250	-	210,250

Net loss				(3,612,239)	(3,612,239)

Balances, December 31, 2007	30,883,723	$30,883	$9,247,682	$(4,672,981)	$4,605,584

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

1. Basis of presentation and nature of operations.

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

On December 20, 2007, Clear Skies Acquisition Corp., a newly formed wholly owned subsidiary of Clear Skies Holdings, Inc., was merged with and into Clear Skies Group, Inc. (the “Reverse Merger”), and Clear Skies Group, Inc., as the surviving corporation, became a wholly owned subsidiary of Clear Skies Holdings, Inc. Prior to the Reverse Merger, certain stockholders of Clear Skies Group, Inc. agreed to surrender an aggregate of 60,000 shares of Clear Skies Group, Inc. (exchangeable for an aggregate of 116,276 shares of common stock of Clear Skies Holding, Inc. in the Reverse Merger) for cancellation. Pursuant to the Reverse Merger, the outstanding shares of common stock of Clear Skies Group, Inc. were exchanged for an aggregate of 8,492,067 shares of Clear Skies Holdings, Inc. at a conversion rate of 1.937943 shares of Clear Skies Holdings, Inc. or each share of Clear Skies Group, Inc. In addition, pursuant to the Reverse Merger, outstanding warrants to purchase an aggregate of 760,000 shares of common stock of Clear Skies Group, Inc. were exchanged for an aggregate of  416,658 shares of common stock of Clear Skies Holdings, Inc.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company regularly evaluates the validity of its accounts receivable. The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past bad debts and collections and current credit conditions. Accounts receivable are written-off as uncollectible on a case-by-case basis at the discretion of management. Accounts receivable consist of trade receivables and when applicable amounts due from state agencies for rebates on state-approved solar systems installed. A total of $37,080 of rebates was included in accounts receivable at December 31, 2007. When the Company sells systems with a rebate component, the savings is passed directly to the customer and the Company takes ownership of the rebate receivable from the applicable state agency.

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

Earnings Per Share

The Company complies with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requiring dual presentation of basic and diluted income/loss per share for all periods presented. Basic income/loss per share excludes dilution and is computed by dividing income/loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income/loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income/loss of the Company. The difference between the number of shares used to compute basic income/loss per share and diluted income/loss per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. As the Company reported a net loss for the years ended December 31, 2007 and 2006, the effects of the 1,332,401 shares issuable upon exercise of outstanding warrants and options as of December 31, 2007 have not been considered in the diluted net loss per common share since these dilutive securities would reduce the loss per common share and become anti-dilutive.

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

4. Liquidity and capital resources

Since inception, the Company has incurred losses and negative cash flows from operations and at December 31, 2007 the Company has an accumulated deficit of approximately $4.7 million. In December 2007 the Company completed a private placement of 16 million shares of its common stock and received net proceeds of approximately $5.9 million, including the cancellation of $745,000 of debt. At December 31, 2007 the Company’s cash balance was approximately $4.9 million. Based upon management’s current forecast of future revenues and expenses, the Company believes that its cash resources will be adequate to fund operations in 2008. There can be no assurance that our future cash flow will be sufficient to meet our obligations and commitments. If revenues from operations turn out to be insufficient to meet the Company’s projected capital needs, or if management’s forecasts prove inaccurate, then the Company will experience a cash shortage and will likely be required to raise additional capital through equity or debt financings, the sale of assets, or other means. There can be no assurance that any such actions could be effected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements, which may have a negative impact on operations.

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

The Company is obligated under a contract with a public relations consultant to issue $4,500 worth of its common stock to the consultant each month during the term of the contract which expires on September 30, 2008. As of December 31, 2007, the Company was obligated to issue $13,500 worth of its common stock and the $13,500 was recorded as an expense on the accompanying statement of operations and the obligation recorded as an accrued expense on the consolidated balance sheet.

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

Employment agreements

The Company has entered into several two year employment agreements with certain employees providing for severance arrangements. The severance arrangements become Company obligations if the Company terminates such a contract without “cause” or if the employee terminates his contract with “good reason” (as such terms are defined in the relevant agreement) and vary in amount (based on the salary in effect on such termination date) and duration from three months to the remainder of the contract term.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement of Merger and Plan of Reorganization, dated as of December 19, 2007, by and among Clear Skies Holdings, Inc., Clear Skies Group, Inc. and Clear Skies Acquisition Corp. (2)
2.2	Certificate of Merger, merging Clear Skies Acquisition Corp. with and into Clear Skies Group, Inc., filed with the Secretary of State of the State of Delaware on December 19, 2007 (2)
2.3	Certificate of Merger, merging Clear Skies Acquisition Corp. with and into Clear Skies Group, Inc., filed with the Department of State of the State of New York on December 20, 2007 (2)
3.1(a)	Certificate of Incorporation (1)
3.1(b)	Certificate of Amendment to Certificate of Incorporation (3)
3.2	By-laws (1)
10.1	Form of Subscription Agreement (2)
10.2	Form of Placement Warrant (2)
10.3	Form of Registration Rights Agreement (2)
10.4	Form of Lock-Up Agreement (2)
10.5	Placement Agent Agreement, dated November 14, 2007, between Clear Skies Group, Inc. and Westminster Securities Corporation (2)
10.6	Form of Directors and Officers Indemnification Agreement (2)
10.7	Employment Agreement, dated December 20, 2007, by and between Clear Skies Holdings, Inc. and Ezra J. Green (2)
10.8	Employment Agreement, dated December 20, 2007, by and between Clear Skies Holdings, Inc. and Robert Parker (2)
10.9	Clear Skies Holdings, Inc. 2007 Equity Incentive Plan (2)
10.10	Form of 2007 Incentive Stock Option Agreement (2)
10.11	Form of 2007 Non-Qualified Stock Option Agreement (2)
10.12	Agreement of Conveyance, Transfer and Assignment of Assets and Assumptions of Obligations, dated as of December 20, 2007, between Clear Skies Holdings, Inc. and BIP Holdings, Inc. (2)
10.13	Stock Purchase Agreement, dated as of December 20, 2007 among Clear Skies Holdings, Inc., Bobby Stanley and Joseph I. Lewis (2)
10.14	Settlement Agreement and Mutual Release among Alpha Energy, Clear Skies Group, Inc. and Quixotic Systems, Inc., dated as of August 30, 2007 (2)
10.15	Indemnity and Guaranty Agreement, dated as of August 25, 2007, by Ezra Green and Clear Skies Group, Inc., jointly and severally, in favor of Quixotic Systems, Inc. (2)
10.16	Form of Note Purchase Agreement, dated as of November 7, 2007, between Clear Skies Group, Inc. and each purchaser of 8% Promissory Notes of Clear Skies Group, Inc. (2)
10.17	Form of 8% Promissory Notes of Clear Skies Group, Inc., dated November 7, 2007 (2)
10.18	Settlement Agreement and Release, dated as of November 8, 2007, among Clear Skies Group, Inc., Sustainable Profitability Group, Inc. and Mayur Subbarao (2)
10.19	Resignation Letter from Bobby Stanley, dated December 20, 2007 (2)
10.20	Employment Agreement, dated December 31, 2007, by and between Clear Skies Holdings, Inc. and Arthur L. Goldberg (4)
10.21	Summary sheet of amendment, dated February 6, 2008, to the terms of Employment Agreement, dated December 20, 2007, by and between Clear Skies Holdings, Inc. and Ezra J. Green (4)
10.22	Employment Agreement, dated March 19 2008, by and between Clear Skies Solar, Inc. and Thomas Oliveri (5)
10.23	Letter Agreement, dated October 7, 2007, between Clear Skies Group, Inc. and Avalanche Strategic Communications (6)
10.24	Client Service Agreement, dated as of October 10, 2007, between Clear Skies Group, Inc. and PR Financial Marketing LLC (6)
10.25	Clear Skies Solar, Inc. 2008 Non-Employee Director Compensation Plan (6)
21.1	List of Subsidiaries (5)
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer
________________
* Filed herewith.

(1)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on December 19, 2007.

(2)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on December 26, 2007.

(3)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on January 30, 2008.

(4)	Incorporated herein by reference to the copy of such document included as an exhibit to our Registration Statement on Form S-1 filed on March 27, 2008.

(5)	Incorporated herein by reference to the copy of such document included as an exhibit to our Annual Report on Form 10-KSB filed on March 31, 2008.

(6)	Incorporated herein by reference to the copy of such document included as an exhibit to Amendment No. 1 to our Registration Statement on Form S-1 filed on May 23, 2008.