Form 10KSB/A
period 2007-12-31
Clear Skies Solar, Inc
filed 2008-07-22
CIK 1402857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-KSB/A
(Amendment No. 2)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-53105
CLEAR SKIES SOLAR, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	30-0401535
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

200 Old Country Road, Suite 610
Mineola, New York	11501
(Address of Principal Executive Offices)	(Zip Code)
(516) 282-7652
(Issuer’s Telephone Number)
Securities registered under Section 12(b) of the Exchange Act: None

Name of Each Exchange
Title Of Each Class	on Which Registered

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.001 par value per share
Title of Class
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The issuer’s revenues for the fiscal year ended December 31, 2007 were $298,974.
The aggregate market value of the voting and non-voting common equity held by non-affiliates was $23,577,083 computed by reference to the closing price of the common stock on July 21, 2008.
As of July 21, 2008, 31,438,034 shares of common stock, par value $0.001, were outstanding.
Transitional Small Business Disclosure Format: Yes ☐ No ☑

CLEAR SKIES SOLAR, INC.

Explanatory Note

This Amendment No. 2 on Form 10-KSB/A amends our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as amended by Amendment No. 1 thereto filed on May 23, 2008. We have concluded that it was necessary to restate our financial results for the fiscal year ended December 31, 2007 to reflect the reclassification of our obligations to issue shares of our common stock and an option to purchase our common stock to two consultants.  We had previously classified the value of these obligations as a current liability.  After further review, we have determined that these obligations were not liabilities as defined by Generally Accepted Accounting Principles (“GAAP”) and therefore should not be reflected on our balance sheet and therefore the recording of the offsetting prepaid expenses should also have not been recorded as assets.  We have also restated our financial results for the quarter ended March 31, 2008 and will shortly file an amendment to our Quarterly Report on Form 10-Q/A for such period.  These restatements have no effect on our cash flow or liquidity, and we believe that their effects on our financial position at the ends of the respective periods are immaterial.

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
Equity Compensation Plan Information
The following table provides information as of December 31, 2007 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

	Number of securities to be	Weighted-average
	issued upon exercise	exercise price of	Number of securities
	of outstanding options,	outstanding options,	remaining available for
Plan Category	warrants and rights	warrants and rights	future issuance
Equity compensation plans approved by security holders (1)	0	—	2,500,00

Equity compensation plans not approved by security holders(2)	1,232,401	$0.50	—

(1)	Represents our 2007 Equity Incentive Plan.

(2)	Represents 732,401 shares and 500,000 shares issuable upon exercise of five-year warrants with an exercise price of $0.50 per share issued to a placement agent and an investor relations consultant for private placement and consulting services, respectively.

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
Since we began operations, we have incurred annual net losses. As of December 31, 2007, we had an accumulated deficit of $4,669,595, and we expect to incur additional losses in the foreseeable future. We recognized a net loss of $3,608,853 for the year ended December 31, 2007.
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
Contract Revenue. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, which was superseded by SAB 104 — “Revenue Recognition in Financial Statements,” we recognize revenues from contracts that we sign directly with the customer using the percentage of completion method. The percentage of completion is calculated by dividing the direct labor and other direct costs incurred by the total estimated direct costs of the project. Contract value is defined as the total value of the contract, plus the value of approved change orders. Estimates of costs to complete are reviewed periodically and modified as required. Provisions are made for the full amount of anticipated losses, on a contract-by-contract basis. These loss provisions are established in the period in which the losses are first determined. Changes in estimates are also reflected in the period they become known. We maintain all risks and rewards of billing. Regardless of the customer’s structure or industry, if we are the lead contractor, then we recognize all revenues from such customers in this manner.
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
Manufacturer and Installation Warranties: We warrant our products and services against defects in material or installation workmanship. The manufacturer’s warranty period on the solar panels and the inverters we use have a warranty period range of five to twenty-five years. We assist the customer in the event that the manufacturer warranty needs to be used to replace a defective panel or inverter. We provide for a five-year warranty on the installation of a system and all equipment and identical supplies other than solar panels and inverters that are covered under the manufacturer’s warranty. We record a provision for the installation warranty, within cost of sales — currently at 2% of contract revenue — based on historical experience and future expectations of the probable cost to be incurred in honoring our warranty commitment.

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
We have restated our financial statements as of and for the year ended December 31, 2007 (see Note 1a to the financial statements). All amounts discussed herein have been updated to conform to the restated financial statements.
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

Operating Expenses
Our operating expenses are composed of selling expenses and general and administrative expenses. Operating expenses increased to $2,853,921 for the 2007 year from $924,364 for the prior year. The $1,929,557 (or 209%) increase is due in part to 732,429 of deferred compensation that impacted 2007 compared to $96,000 in 2006. In addition, a period to period increase of 269,717 results from increased personnel costs. Furthermore, an expenditure increase of $135,205 in the fiscal year 2007 resulted from auditing costs. Various legal costs relating to the settlement with Alpha Technologies, business development, and obtaining financing resulted in legal expenditures of $267,538 in 2007, compared to $14,908 in 2006, an increase of $252,630. In 2007 we had new expenditures of $134,076 for Investor Relations. Selling expenses increased by $253,787 to $468,858 for the year ended December 31, 2007 from $215,071 in 2006. Increased sales personnel costs in 2007 over 2006 totaled $232,099. The remaining difference for the 2007 increase compared to 2006 is attributable to various costs associated with expanding operations in new markets and overall increased sales and marketing efforts in 2007.
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
Liquidity and Capital Resources
At December 31, 2007, we had an accumulated deficit of $4,669,595, and we expect to incur additional losses in the foreseeable future. While we have funded our operations since inception through private placements of equity and bridge loans, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.
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
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations). SFAS No. 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. Early adoption of SFAS No. 141(R) is not permitted.

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
Item 8B. Other Information.
Not applicable.

PART III
Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.
The following table sets forth the names and positions of our directors and executive officers and other key personnel as of March 20, 2008:

Name	Age	Position
Ezra J. Green	47	Chief Executive Officer and Chairman
Robert L. Dockweiler, Jr.	47	Director of Engineering
Arthur L. Goldberg	69	Chief Financial Officer
Richard Klein	52	Director
Pamela Newman, Ph.D.	60	Director
William O’Connor	44	Vice President — Operations
Robert Parker	32	Chief Operating Officer
Gelvin Stevenson, Ph.D.	63	Secretary, Treasurer and Director
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
Robert L. Dockweiler, Jr. (Director of Engineering). Robert Dockweiler joined Clear Skies Group, Inc. as Director of Engineering in October 2005 and took over the same capacity of the registrant upon the consummation of our reverse merger on December 20, 2007. Mr. Dockweiler is responsible for the development of XTRAX® and overseeing Clear Skies Group, Inc.’s engineering team. Prior to joining Clear Skies, Mr. Dockweiler spent 20 years as a Senior Systems Engineer for EEG Enterprises, an engineering firm that provides software for the broadcast, postproduction, and educational industries. Mr. Dockweiler was responsible for designing software, personal computer mother board layouts, integrated communications hardware and software systems, and programming embedded firmware for real-time video data encoders. Mr. Dockweiler earned a Bachelor of Science in Electrical Engineering from SUNY — Farmingdale.

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
William O’Connor (Vice President — Operations). William O’Connor was appointed Clear Skies Group, Inc.’s Executive Vice President of Operations in September 2006 and took over the same capacity of the registrant upon the consummation of our reverse merger on December 20, 2007. Mr. O’Connor is responsible for job site supervision and overseeing system installations. Mr. O’Connor received his Master Electrician licensing in New York in 1996 and, prior to joining Clear Skies Group, Inc. in 2005, owned and operated Bill O’Connor Electric, from 1996 to 1999, and S&T Electric Corp., from 1999 to 2005.

Robert F. Parker (Chief Operating Officer). Robert Parker has been Chief Operating Officer of the registrant since the consummation of our reverse merger on December 20, 2007. Robert Parker became Clear Skies Group, Inc.’s Chief Operating Officer in January 2007 and was previously a Senior Associate at Strategic Ventures & Research (“SVR”), a boutique investment bank and consulting firm for early stage companies in the renewable energy sector, from 2005 through 2006. At SVR, Mr. Parker assisted clients in all phases of the capital raising process and was responsible for developing and expanding the firm’s network with investors, while overseeing all office operations. Before joining SVR, Mr. Parker served as Chief Financial Officer at the Evangelical Lutheran Church in America’s New York regional headquarters from 2002 through 2004. Mr. Parker was a Director at the Sigma Alpha Epsilon Foundation from 1998 through 2001, where he oversaw a wide range of strategic initiatives to improve North American operations by integrating marketing, communications, fundraising, and client-service programs. Early in his career, Mr. Parker worked as an Account Executive at Williams Communications Solutions. He earned an MBA cum laude from Loyola University — Chicago and a Bachelor of Arts from Johns Hopkins University.
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
Summary Compensation Table

						Non-Equity	Nonqualified
				Stock	Option	Incentive Plan	Deferred
	Year	Salary	Bonus	Awards	Awards	Compensation	Compensation	Other	Total
Ezra Green	2007	$98,441	—	$258,300	—	—	—	$26,559	$383,300
CEO and Chairman (1)	2006	—	—	—	—	—	—	$125,000	$125,000

Bobby Stanley	2007	—	—	$2,475	—	—	—	—	$2,475
President and CEO (2)

Robert Parker	2007	$92,307	—	$49,200	—	—	—	$115,850	$257,357
COO (3)

(1)	On December 20, 2007, in connection with our reverse merger, Mr. Green became the registrant’s Chief Executive Officer and Chairman. Mr. Green had served in the same capacities for Clear Skies Group, Inc. since he founded it in 2003. Other compensation consists of consulting fees to a company controlled by Mr. Green for his consulting services.

(2)	Mr. Stanley served as the President and Chief Executive Officer of the registrant from its founding in January 2007 until the closing of the reverse merger on December 20, 2007.

(3)	On December 20, 2007, in connection with our reverse merger, Mr. Parker became the registrant’s Chief Operating Officer. Mr. Parker had served in the same capacities for Clear Skies Group, Inc. since January 2007. Other compensation consists of $115,850 paid to Mr. Parker for consulting services in 2007.

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

	Number of Shares	Percentage
	Beneficially Owned	Beneficially Owned
Name of Beneficial Owner	(1)	(2)
Ezra J. Green (3)	2,424,333	7.8%
Richard Klein (4)	1,482,526	4.8%
Gelvin Stevenson	155,035	*
Pamela Newman	77,518	*

	Number of Shares	Percentage
	Beneficially Owned	Beneficially Owned
Name of Beneficial Owner	(1)	(2)
Robert L. Dockweiler, Jr. (5)	116,277	*
Arthur L. Goldberg (6)	—	—
Robert Parker (7)	116,277	*
William O’Connor (8)	232,553	*
All executive officers and directors as a group (eight persons)	4,604,519	14.9%

*	Represents less than 1%

(1)	Unless otherwise indicated, includes shares owned by a spouse, minor children, and relatives sharing the same home, as well as entities owned or controlled by the named beneficial owner.

(2)	Based on 30,925,097 shares of our common stock outstanding.

(3)	Does not include 250,000 shares of our common stock issuable upon exercise of options that will not vest within 60 days and have an exercise price of $1.694 per share.

(4)	Includes 1,191,835 shares of our common stock held by Rudd-Klein and 290,691 shares of our common stock held by Quixotic. Richard Klein, as the manager of Rudd-Klein and the Chief Executive Officer of Quixotic, may be deemed to beneficially own the securities held by each of Rudd-Klein and Quixotic.

(5)	Does not include 90,000 shares of our common stock issuable upon exercise of options that will not vest within 60 days and have an exercise price of $1.54 per share.

(6)	Does not include 150,000 shares of our common stock issuable upon exercise of options that will not vest within 60 days and have an exercise price of $1.54 per share.

(7)	Does not include 200,000 shares of our common stock issuable upon exercise of options that will not vest within 60 days and have an exercise price of $1.54 per share.

(8)	Does not include 90,000 shares of our common stock issuable upon exercise of options that will not vest within 60 days and have an exercise price of $1.54 per share.

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

Item 13. Exhibits.

Exhibit No.		Description
2.1		Agreement of Merger and Plan of Reorganization, dated as of December 19, 2007, by and among Clear Skies Holdings, Inc., Clear Skies Group, Inc. and Clear Skies Acquisition Corp. (2)
2.2		Certificate of Merger, merging Clear Skies Acquisition Corp. with and into Clear Skies Group, Inc., filed with the Secretary of State of the State of Delaware on December 19, 2007 (2)
2.3		Certificate of Merger, merging Clear Skies Acquisition Corp. with and into Clear Skies Group, Inc., filed with the Department of State of the State of New York on December 20, 2007 (2)
3.1	(a)	Certificate of Incorporation (1)
3.1	(b)	Certificate of Amendment to Certificate of Incorporation (3)
3.2		By-laws (1)
10.1		Form of Subscription Agreement (2)
10.2		Form of Placement Warrant (2)
10.3		Form of Registration Rights Agreement (2)
10.4		Form of Lock-Up Agreement (2)
10.5		Placement Agent Agreement, dated November 14, 2007, between Clear Skies Group, Inc. and Westminster Securities Corporation (2)
10.6		Form of Directors and Officers Indemnification Agreement (2)
10.7		Employment Agreement, dated December 20, 2007, by and between Clear Skies Holdings, Inc. and Ezra J. Green (2)
10.8		Employment Agreement, dated December 20, 2007, by and between Clear Skies Holdings, Inc. and Robert Parker (2)
10.9		Clear Skies Holdings, Inc. 2007 Equity Incentive Plan (2)
10.10		Form of 2007 Incentive Stock Option Agreement (2)
10.11		Form of 2007 Non-Qualified Stock Option Agreement (2)
10.12		Agreement of Conveyance, Transfer and Assignment of Assets and Assumptions of Obligations, dated as of December 20, 2007, between Clear Skies Holdings, Inc. and BIP Holdings, Inc. (2)
10.13		Stock Purchase Agreement, dated as of December 20, 2007 among Clear Skies Holdings, Inc., Bobby Stanley and Joseph I. Lewis (2)
10.14		Settlement Agreement and Mutual Release among Alpha Energy, Clear Skies Group, Inc. and Quixotic Systems, Inc., dated as of August 30, 2007 (2)
10.15		Indemnity and Guaranty Agreement, dated as of August 25, 2007, by Ezra Green and Clear Skies Group, Inc., jointly and severally, in favor of Quixotic Systems, Inc. (2)
10.16		Form of Note Purchase Agreement, dated as of November 7, 2007, between Clear Skies Group, Inc. and each purchaser of 8% Promissory Notes of Clear Skies Group, Inc. (2)
10.17		Form of 8% Promissory Notes of Clear Skies Group, Inc., dated November 7, 2007 (2)
10.18		Settlement Agreement and Release, dated as of November 8, 2007, among Clear Skies Group, Inc., Sustainable Profitability Group, Inc. and Mayur Subbarao (2)
10.19		Resignation Letter from Bobby Stanley, dated December 20, 2007 (2)
10.20		Employment Agreement, dated December 31, 2007, by and between Clear Skies Holdings, Inc. and Arthur L. Goldberg (4)
10.21		Summary sheet of amendment, dated February 6, 2008, to the terms of Employment Agreement, dated December 20, 2007, by and between Clear Skies Holdings, Inc. and Ezra J. Green (4)
10.22		Employment Agreement, dated March 19 2008, by and between Clear Skies Solar, Inc. and Thomas Oliveri (5)
10.23		Letter Agreement, dated October 7, 2007, between Clear Skies Group, Inc. and Avalanche Strategic Communications (6)

Exhibit No.	Description
10.24	Client Service Agreement, dated as of November 28, 2007, between Clear Skies Group, Inc. and PR Financial Marketing LLC (7)
10.25	Clear Skies Solar, Inc. 2008 Non-Employee Director Compensation Plan (6)
21.1	List of Subsidiaries (5)
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer

*	Filed herewith.

(1)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on December 19, 2007.

(2)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on December 26, 2007.

(3)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on January 30, 2008.

(4)	Incorporated herein by reference to the copy of such document included as an exhibit to our Registration Statement on Form S-1 filed on March 27, 2008.

(5)	Incorporated herein by reference to the copy of such document included as an exhibit to our Annual Report on Form 10-KSB filed on March 31, 2008.

(6)	Incorporated herein by reference to the copy of such document included as an exhibit to Amendment No. 1 to our Registration Statement on Form S-1 filed on May 23, 2008.

(7)	Incorporated herein by reference to the copy of such document included as an exhibit to Amendment No. 3 to our Registration Statement on Form S-1 filed on July 15, 2008.

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

CLEAR SKIES SOLAR, INC.

Date: July 21, 2008	By:	/s/ Ezra J. Green Ezra J. Green
Chief Executive Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/ Ezra J. Green Ezra J. Green	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	July 21, 2008

/s/ Arthur L. Goldberg Arthur L. Goldberg	Chief Financial Officer, Secretary and Treasure (Principal Financial Officer and Principal Accounting Officer)	July 21, 2008

/s/ Gelvin Stevenson Gelvin Stevenson, PhD	Director	July 21, 2008

/s/ Richard Klein Richard Klein	Director	July 21, 2008

/s/ Pamela J. Newman Pamela J. Newman, PhD	Director	July 21, 2008

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
As discussed in Note 1a to the accompanying financial statements, the Company has restated its consolidated financial statements as of and for the year ended December 31, 2007 to reflect a change in the accounting for the obligations to issue certain stock options and warrants.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007, and the results of their operations and their cash flows for each of the years ended December 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.
/s/ Rothstein, Kass & Company, P.C.
Roseland, New Jersey
March 26, 2008, except with respect to our opinion on the consolidated financial statements in so far as it relates to the restatement in Note 1a, as to which the date is July 15, 2008

CLEAR SKIES SOLAR, INC.
CONSOLIDATED BALANCE SHEET

December 31,	2007
(Restated)

ASSETS

Current assets
Cash and cash equivalents	$4,866,842
Accounts receivable, less allowance for doubtful accounts of $32,775	92,291
Costs and estimated earnings in excess of billings	27,641

Total current assets	4,986,774

Property and equipment, net	13,293

Prepaid expenses and investor relations fees	645,644

Other assets	54,017

$5,699,728

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$788,468
Billings in excess of costs and estimated earnings	35,007
Due to related parties	104,410
Customer deposits	5,000
Obligation to issue options and warrants	9,401
Payroll liabilities	140,729
Installation warranty liability	7,743

Total current liabilities	1,090,758

Stockholders’ equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued or outstanding	—
Common stock, $.001 par value, 100,000,000 shares authorized, 30,883,723 issued and outstanding	30,883
Additional paid-in capital	9,247,682
Accumulated deficit	(4,669,595)

Total stockholders’ equity	4,608,970

$5,699,728

See accompanying notes to the consolidated financial statements.

CLEAR SKIES SOLAR, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,	2007	2006
	(Restated)

Revenues
Contract revenue	$74,520	$291,915
Subcontractor revenue	224,454	644,681

Total revenues	298,974	936,596

Cost of revenues	268,707	701,702

Gross margin	30,267	234,894

Operating expenses
Selling expenses	468,858	215,071
General and administrative expenses	2,385,063	709,293

	2,853,921	924,364

Loss from operations	(2,823,654)	(689,470)

Other Expenses
Interest expense	40,199
Amortization of debt discount expense	745,000

	785,199

Net loss	$(3,608,853)	$(689,470)

Weighted average common shares outstanding, basic and diluted	7,229,534	3,042,571

Loss per share, basic and diluted	$(0.50)	$(0.23)

See accompanying notes to the consolidated financial statements.

CLEAR SKIES SOLAR, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2007 (Restated) and 2006

	Common Stock		Additional Paid-
	$.001 par value		in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balances, January 1, 2006*	3,042,571	$3,042	$(2,542)	$(371,272)	$(370,772)
Net loss				(689,470)	(689,470)

Balance, December 31, 2006*	3,042,571	$3,042	$(2,542)	$(1,060,742)	$(1,060,242)

Issuance of common stock to satisfy common stock to be issued (Note 8)	2,020,297	2,020	891,980	—	894,000

Issuance of common stock and warrants as compensation (Note 9)*	1,065,869	1,066	656,694	—	657,760

Issuance of common stock and warrants (Note 9)*	72,673	73	74,927	—	75,000

Issuance of common stock and warrants (Note 9)*	19,379	19	19,981	—	20,000

Issuance of common stock and embedded conversion feature associated with Bridge Notes (Note 7)*	1,782,906	1,783	573,217	—	575,000

Issuance of common stock and embedded conversion feature associated with Bridge Notes (Note 7)*	527,120	527	169,473	—	170,000

Issuance of shares subsequently forfeited	77,576	77	(77)	—	—

Forfeited shares (Note 2)*	(116,276)	(116)	116	—	—

Conversion of warrants (Note 2)*	416,658	417	(417)	—	—

Shares sold at $.50 each, net of costs of $1,323,945 (Note 2)	14,510,000	14,510	5,916,546	—	5,931,056

Shares sold at $.50 each (Notes 2 and 7)	1,490,000	1,490	743,510	—	745,000

Shares retained by owners of the shell company in the reverse merger (Note 2)	59,841,923	59,842	(28,182)	—	31,660

Forfeit of shares in split-off (Note 2)	(53,866,923)	(53,867)	22,207	—	(31,660)

Issuance of warrants and options in exchange for consulting and other services (Note 10)			210,250	—	210,250

Net loss				(3,608,853)	(3,608,853)

Balances, December 31, 2007	30,883,723	$30,883	$9,247,682	$(4,669,595)	$4,608,970

*	Share amounts have been retroactively restated to reflect the number of shares received in the business combination.
See accompanying notes to the consolidated financial statements.

CLEAR SKIES SOLAR, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2007	December 31, 2006
	(Restated)

Cash flows from operating activities
Net loss	$(3,608,853)	$(689,470)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,512	5,833
Stock-based compensation	732,429	96,000
Amortization of debt discount	745,000
Bad debt expense (recoveries)	(13,975)	68,000
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities
Accounts receivable	(8,179)	(138,137)
Costs and estimated earnings in excess of billings	52,234	(79,875)
Prepaid expenses and investor relations fees	(425,993)	7,038
Other assets	4,594	(1,296)
Accounts payable and accrued expenses	443,913	315,489
Customer deposits	5,000
Billings in excess of costs and estimated earnings	(13,049)	48,056
Payroll liabilities	64,604	76,125
Installation warranty liability	1,642	6,100

Net cash used in operating activities	(2,016,121)	(286,137)

Net cash flows used in investing activities, purchases of property and equipment	(97)	(1,527)

Cash flows from financing activities
Issuance of loan payable, stockholder		100,000
Advances from related party	74,135	6,198
Repayment of loan payable, stockholder	(73,569)	(26,431)
Proceeds from the issuance of common stock, net of bridege loan payment	7,255,000
Payment of deal expenses	(1,323,945)
Proceeds from loan	20,000
Payment of loan	(20,000)
Proceeds from loan	285,000
Payment of loan	(285,000)
Proceeds from the bridge loan	745,000
Issuance of common stock	95,000
Common Stock to be issued (Note 8)		200,000

Net cash provided by financing activities	6,771,621	279,767

Net increase (decrease) in cash and cash equivalents	4,755,403	(7,897)

Cash and cash equivalents, beginning of year	111,439	119,336

Cash and cash equivalents, end of year	$4,866,842	$111,439

Supplemental disclosures of cash flow information

Cash paid for interest expense	$25,199	$—

Supplemental disclosure of noncash financing and investing activities

Issuance of shares to satisfy common stock to be issued	$894,000	$—

Issuance of warrants to purchase 500,000 shares of common stock at $.50 per share for investor relations and consulting services (see Note 10)	$210,250	$—

Recognition of debt discounts related to common stock and embedded conversion feature associated with the Bridge Notes	$745,000	$—

See accompanying notes to consolidated financial statements.

CLEAR SKIES SOLAR, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of presentation and nature of operations
Nature of Operations
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
1a. Restatement and reclassifications of previously issued financial statements
Summary of Restatement Items
In July 2008 the Company concluded that it was necessary to restate its financial results for the fiscal year ended December 31, 2007 to reflect the reclassification of its obligations to issue shares of its common stock and an option to purchase its common stock to two consultants. The Company had previously classified the value of these obligations as a current liability. After further review, the Company has determined that these obligations are not liabilities as defined by GAAP and therefore should not be reflected on the Company’s balance sheet and therefore the recording of the offsetting prepaid expenses should also not have been recorded as assets. The accompanying balance sheet and statement of operations as of and for the year ended December 31, 2007 have been restated to effect the changes described above. The impact of the adjustments related to these re-classifications is summarized below. The statement of cash flows has not been shown below, as the adjustments offset each other and there is no change in the total net cash used for operating activities.

Balance Sheet Impact
The following table sets forth the effects of the restatement adjustments on the Company’s balance sheet as of December 31, 2007:

	As
	Originally		As
	Reported	Changes	Restated
Cash and cash equivalents	$4,866,842		$4,866,842
Accounts receivable, less allowance for doubtful accounts of $32,775	92,291		92,291
Costs and estimated earnings in excess of billings	27,641		27,641

Total current assets	4,986,774		4,986,774

Property and equipment, net	13,293		13,293
Prepaid expenses and investor relations fees	960,507	$314,863	645,644
Other assets	54,017		54,017

	$6,014,591	$314,863	$5,699,728

Accounts payable and accrued expenses	$788,468		$788,468
Billings in excess of costs and estimated earnings	35,007		35,007
Due to related parties	104,410		104,410
Customer deposits	5,000		5,000
Obligations to issue options and warrants	327,650	318,249	9,401
Payroll liabilities	140,729		140,729
Installation warranty	7,743		7,743

Total current liabilities	1,409,007	318,249	1,090,758

Total stockholders’ equity	4,605,584	3,386	4,608,970

	$6,014,591	$314,863	$5,699,728

Impact on the Statement of Operations
The following table sets forth the effects of the restatement adjustments on the Company’s statement of operations for the year ended December 31, 2007:

	As
	Originally		As
	Reported	Changes	Restated
Revenues
Contract revenue	$74,520		$74,520
Subcontract revenue	224,454		224,454

Total revenues	298,974		298,974

Cost of revenues	268,707		268,707

Gross margin	30,267		30,267

Operating expenses
Selling expenses	468,858		468,858
General and administrative expenses	2,388,449	3,386	2,385,063

	2,857,307	3,386	2,853,921

Loss from operations	(2,827,040)	3,386	(2,823,654)

Other expenses
Interest expenses	40,199		40,199
Amortization of debt discount expense	745,000		745,000

	785,199		785,199

Net loss	$(3,612,239)	$3,386	$(3,608,853)

Weighted average common shares outstanding, basis and diluted	7,229,534		7,229,534

Loss per share, basic and diluted	($0.50)		($0.50)

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
Contract revenue: In accordance with SEC Staff Accounting Bulletin No. 101 — “Revenue Recognition in Financial Statements” (“SAB”), which was superseded by SAB 104, contract revenues are recognized using the percentage of completion method. The percentage of completion is calculated by dividing the direct labor and other direct costs incurred by the total estimated direct costs of the project. Contract value is defined as the total value of the contract, plus the value of approved change orders. Estimates of costs to complete are reviewed periodically and modified as required. Provisions are made for the full amount of anticipated losses, on a contract-by-contract basis. These loss provisions are established in the period in which the losses are first determined. Changes in estimates are also reflected in the period they become known. The Company maintains all the risks and rewards of billing. Regardless of a customer’s structure or industry, if the Company is the lead contractor, then the Company recognizes all revenues using the percentage of completion method.
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

Manufacturer and Installation Warranties
The Company warrants its products and services against defects in material or installation workmanship. The manufacturer’s warranty period on the solar panels and inverters used by the Company have a warranty period range of 5 — 25 years. The Company assists the customer in the event that the manufacturer’s warranty needs to be used to replace a defective panel or inverter. The Company provides a 5-year warranty on the installation of a system and all equipment and identical supplies other than solar panels and inverters that are covered under the manufacturer’s warranty. The Company records a provision for the installation warranty, within cost of revenues — currently at 2% of contract revenue — based on historical experience and future expectations of the probable cost to be incurred in honoring its warranty commitment. The provision charged to warranty expense for the years ended December 31, 2007 and 2006 was approximately $2,000and $6,000, respectively.
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
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS No. 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. Early adoption of SFAS No. 141(R) is not permitted.
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

$13,293

For the years ended December 31, 2007 and 2006, depreciation expense amounted to approximately $5,000 and $6,000, respectively.
6. Prepaid expenses and investor relations fees
Prepaid expenses and prepaid investor relation fees at December 31, 2007 are as follows:

Payments to US public and investor relations firms	$14,000
Payment to a European investor relations firm	394,790
Prepayment of compensation to be amortized over the periods in which the services will be rendered	201,610
Prepaid insurance premiums	35,244

Total	$645,644

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
In April 2007, the Company issued 60,000 shares (exchanged for 116,276 shares in the Reverse Merger) to an individual to serve as the Company’s Chief Operating Officer during 2007. The fair value of these shares at the date of such agreement was estimated to be approximately $49,000. At December 31, 2007, the Company recorded compensation expense, which is included in general and administrative expenses, of approximately $49,000 for these shares.
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
10. Stock Options and Warrants
In accordance with SAS No. 123(R), the Company uses the Black-Scholes option pricing model to measure the fair value of its Option awards granted in 2007 as part of or after the Reverse Merger described in Note 1. All Option awards granted prior to the Reverse Merger transaction described in Note 2 were exchanged for common stock as part of that transaction. The Black-Scholes model requires the input of highly subjective assumptions including volatility, expected term, risk-free interest rate and dividend yield. As the Options were granted to non-employee consultants the resulting fair value is recorded as consulting expense on a straight-line basis over the period of service of the consultants, in this case one year. The amount of this expense charged to earnings for the year ended December 31, 2007 was $9,700 and $228,400 will be charged against earnings in the following calendar year. The warrants granted to the placement agent and its designees to purchase a total of 732,401 shares at $.50 per share expiring on December 20, 2010 are reflected as offsetting charges to additional paid-in capital as of and for the year ended December 31, 2007.

The value of a warrant issued to a consultant was estimated using the Black-Scholes model and the following assumptions: risk free rate of return ranging from 3.25% to 4.20%; zero estimated dividend yield; expected terms ranging from three to five years and volatility of 121%. The estimated stock price volatility was derived based on the average volatility of 34 companies that the Company considered reasonably similar to it. The risk free rate of return was based on the yield of US Treasury debt of comparable maturities on the date of issuance of the Options. The resulting value of this warrant was $210,250 of which $8,640 has been charged to earnings in 2007 with the remainder to be amortized during 2008 over the periods in which services are to be rendered under the applicable consulting agreement.
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

EXHIBIT INDEX

Exhibit No.		Description
2.1		Agreement of Merger and Plan of Reorganization, dated as of December 19, 2007, by and among Clear Skies Holdings, Inc., Clear Skies Group, Inc. and Clear Skies Acquisition Corp. (2)
2.2		Certificate of Merger, merging Clear Skies Acquisition Corp. with and into Clear Skies Group, Inc., filed with the Secretary of State of the State of Delaware on December 19, 2007 (2)
2.3		Certificate of Merger, merging Clear Skies Acquisition Corp. with and into Clear Skies Group, Inc., filed with the Department of State of the State of New York on December 20, 2007 (2)
3.1	(a)	Certificate of Incorporation (1)
3.1	(b)	Certificate of Amendment to Certificate of Incorporation (3)
3.2		By-laws (1)
10.1		Form of Subscription Agreement (2)
10.2		Form of Placement Warrant (2)
10.3		Form of Registration Rights Agreement (2)
10.4		Form of Lock-Up Agreement (2)
10.5		Placement Agent Agreement, dated November 14, 2007, between Clear Skies Group, Inc. and Westminster Securities Corporation (2)
10.6		Form of Directors and Officers Indemnification Agreement (2)
10.7		Employment Agreement, dated December 20, 2007, by and between Clear Skies Holdings, Inc. and Ezra J. Green (2)
10.8		Employment Agreement, dated December 20, 2007, by and between Clear Skies Holdings, Inc. and Robert Parker (2)
10.9		Clear Skies Holdings, Inc. 2007 Equity Incentive Plan (2)
10.10		Form of 2007 Incentive Stock Option Agreement (2)
10.11		Form of 2007 Non-Qualified Stock Option Agreement (2)
10.12		Agreement of Conveyance, Transfer and Assignment of Assets and Assumptions of Obligations, dated as of December 20, 2007, between Clear Skies Holdings, Inc. and BIP Holdings, Inc. (2)
10.13		Stock Purchase Agreement, dated as of December 20, 2007 among Clear Skies Holdings, Inc., Bobby Stanley and Joseph I. Lewis (2)
10.14		Settlement Agreement and Mutual Release among Alpha Energy, Clear Skies Group, Inc. and Quixotic Systems, Inc., dated as of August 30, 2007 (2)
10.15		Indemnity and Guaranty Agreement, dated as of August 25, 2007, by Ezra Green and Clear Skies Group, Inc., jointly and severally, in favor of Quixotic Systems, Inc. (2)
10.16		Form of Note Purchase Agreement, dated as of November 7, 2007, between Clear Skies Group, Inc. and each purchaser of 8% Promissory Notes of Clear Skies Group, Inc. (2)
10.17		Form of 8% Promissory Notes of Clear Skies Group, Inc., dated November 7, 2007 (2)
10.18		Settlement Agreement and Release, dated as of November 8, 2007, among Clear Skies Group, Inc., Sustainable Profitability Group, Inc. and Mayur Subbarao (2)
10.19		Resignation Letter from Bobby Stanley, dated December 20, 2007 (2)
10.20		Employment Agreement, dated December 31, 2007, by and between Clear Skies Holdings, Inc. and Arthur L. Goldberg (4)
10.21		Summary sheet of amendment, dated February 6, 2008, to the terms of Employment Agreement, dated December 20, 2007, by and between Clear Skies Holdings, Inc. and Ezra J. Green (4)
10.22		Employment Agreement, dated March 19 2008, by and between Clear Skies Solar, Inc. and Thomas Oliveri (5)
10.23		Letter Agreement, dated October 7, 2007, between Clear Skies Group, Inc. and Avalanche Strategic Communications (6)
10.24		Client Service Agreement, dated as of November 28, 2007, between Clear Skies Group, Inc. and PR Financial Marketing LLC (7)
10.25		Clear Skies Solar, Inc. 2008 Non-Employee Director Compensation Plan (6)
21.1		List of Subsidiaries (5)
31.1	*	Section 302 Certification of Principal Executive Officer
31.2	*	Section 302 Certification of Principal Financial Officer
32.1	*	Section 906 Certification of Principal Executive Officer
32.2	*	Section 906 Certification of Principal Financial Officer

*	Filed herewith.

(1)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on December 19, 2007.

(2)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on December 26, 2007.

(3)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on January 30, 2008.

(4)	Incorporated herein by reference to the copy of such document included as an exhibit to our Registration Statement on Form S-1 filed on March 27, 2008.

(5)	Incorporated herein by reference to the copy of such document included as an exhibit to our Annual Report on Form 10-KSB filed on March 31, 2008.

(6)	Incorporated herein by reference to the copy of such document included as an exhibit to Amendment No. 1 to our Registration Statement on Form S-1 filed on May 23, 2008.

(7)	Incorporated herein by reference to the copy of such document included as an exhibit to Amendment No. 3 to our Registration Statement on Form S-1 filed on July 15, 2008.