Form 10-Q/A
period 2008-03-31
Clear Skies Solar, Inc
filed 2008-07-22
CIK 1402857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                      to
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
YES ☐       NO ☑
As of July 21, 2008, 31,438,034 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Explanatory Note

This Amendment No. 1 on Form 10-Q/A amends our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, filed on May 15, 2008.  We have concluded that it was necessary to restate our financial results for the quarter ended March 31, 2008 to reflect the reclassification of our obligations to issue shares of our common stock and an option to purchase our common stock to two consultants.  We had previously classified the value of these obligations as a current liability.  After further review, we have determined that these obligations are not liabilities as defined by Generally Accepted Accounting Principles (“GAAP”) and therefore should not be reflected on our balance sheet and therefore the recording of the offsetting prepaid expenses should also have not been recorded as assets.  We have also restated our financial results for the fiscal year ended December 31, 2007 and filed Amendment No.2 to our Annual Report on Form 10-KSB/A for such period on July 21, 2008.  These restatements have no effect on our cash flow or liquidity, and their effects on our financial position at the ends of the respective restated periods are immaterial.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CLEAR SKIES SOLAR, INC.
Condensed Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)	(Restated)
	(Restated)
ASSETS

Current assets
Cash and cash equivalents	$3,372,302	$4,866,842
Accounts receivable, less allowance for doubtful accounts of $41,775 and $32,775 at March 31, 2008 and December 31, 2007, respectively	214,698	92,291
Other receivable	167,988	—
Costs and estimated earnings in excess of billings	35,885	27,641

Total current assets	$3,790,874	$4,986,774

Property and equipment, net	20,114	13,293

Prepaid expenses and investor relations fees	185,906	645,644

Other Assets	53,735	54,017

	$4,050,629	$5,699,728

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$800,652	$788,468
Billings in excess of costs and estimated earnings	36,434	35,007
Due to related parties	—	104,410
Customer deposits	—	5,000
Obligation to issue options and warrants	41,363	9,401
Payroll liabilities	41,354	140,729
Installation warranty liability	7,742	7,743
Estimated loss on uncompleted contracts	27,969	—

Total current liabilities	$955,514	$1,090,758

Stockholders’ equity

Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding
Common stock, $.001 par value, 100,000,000 shares authorized, 30,925,097 and 30,883,723 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	30,925	30,883
Additional paid-in capital	9,386,021	9,247,682
Accumulated deficit	(6,321,831)	(4,669,595)

Total stockholders’ equity	$3,095,115	$4,608,970

	$4,050,629	$5,699,728

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CLEAR SKIES SOLAR , INC.
Unaudited Condensed Consolidated Statements of Operations
For the three months ended March 31,

	2008	2007
	(Restated)

Revenues
Contract revenue	$138,224	$12,600
Subcontractor revenue	—	223,633
Other	15,000	—

Total revenues	153,224	236,233

Cost of revenues	193,348	257,593

Gross margin	(40,124)	(21,360)

Operating expenses
Selling expenses	233,959	61,813
General and administrative expenses	1,404,571	198,517

	1,638,530	260,330

Loss from operations	(1,678,654)	(281,690)

Other revenue (expense)
Interest income	32,347	—

Interest expense	(5,930)	—

Net (loss)	$(1,652,237)	$(281,690)

Weighted average common shares outstanding, basic and diluted	30,886,678	4,427,269

Loss per share, basic and diluted	(0.05)	(0.06)
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CLEAR SKIES SOLAR, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
For the three months ended March 31,

	2008	2007
	(Restated)

Net Loss	$(1,652,237)	$(281,690)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	2,120	—
Stock-based compensation	156,843	—
Estimated loss on contracts	27,969	—
Bad debt expense	9,000	68,000
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
Accounts receivable	(131,407)	(72,419)
Costs and estimated earnings in excess of billings	(8,244)	51,210
Prepaid expenses and investor relations fees	291,752	(220)
Other assets	282	(978)
Accounts payable and accrued expenses	25,684	114,549
Customer deposits	(5,000)	—
Billings in excess of costs and estimated earnings	1,427	—
Payroll liabilities	(99,376)	35,541

Net cash used in operating activities	$(1,381,189)	$(86,007)

Net cash flows used in investing activities:
Purchases of equipment	(8,941)	—

Net cash flows from financing activities:
Advances from related party	(104,410)	—

Net decrease in cash and cash equivalents	(1,494,540)	(86,006)

Cash and cash equivalents, beginning of period	$4,866,842	$111,439

Cash and cash equivalents, end of period	$3,372,302	$25,433

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,930	$—

Supplemental disclosure of non-cash financing and investing activities:
Value of shares of common stock issued to consultants	$13,500	$—

Reclassification of prepaid investor relations to other receivable	$167,988	$—

Issuance of stock out of obligation to issue stock	$—	$894,000

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Unless the context requires otherwise, references to the “Company “ for periods prior to the closing of the Reverse Merger (Note 2) on December 20, 2007 refer to Clear Skies Group, Inc., a private New York corporation that is now Clear Skies Solar, Inc.’ s wholly owned subsidiary, and such references for periods subsequent to the closing of the Reverse Merger on December 20, 2007, refer to Clear Skies Solar, Inc., a publicly traded Delaware corporation formerly known as Clear Skies Holdings, Inc. (“CSH”), together with its subsidiaries, including Clear Skies Group, Inc.
1a. Restatement and reclassifications of previously issued financial statements
Summary of Restatement Items
In July 2008 the Company concluded that it was necessary to restate its financial results for the fiscal year ended December 31, 2007 and for the quarter ended March 31, 2008 to reflect the reclassification of its obligations to issue shares of its common stock and an option to purchase its common stock to two consultants. The Company had previously classified the value of these obligations as a current liability. After further review, the Company has determined that these obligations are not liabilities as defined by GAAP and therefore should not be reflected on the Company’s balance sheet and therefore the recording of the offsetting prepaid expenses should also not have been recorded as assets. The accompanying balance sheet and statement of operations as of and for the three months ended March 31, 2008 have been restated to effect the changes described above. The impact of the adjustments related to these re-classifications is summarized below. The statement of cash flows has not been shown below, as the adjustments offset each other and there is no change in the total net cash used for operating activities.

Balance Sheet Impact
The following table sets forth the effects of the restatement adjustments on the Company’s balance sheet as of March 31, 2008:

	As
	Originally		As
	Reported	Changes	Restated
Cash and cash equivalents	$3,372,302		$3,372,302
Accounts receivable, less allowance for doubtful accounts of $41,775	214,698		214,698
Other receivable	167,988		167,988
Costs and estimated earnings in excess of billings	35,886		35,886

Total current assets	3,790,874		3,790,874

Property and equipment, net	20,114		20,114
Prepaid expenses and investor relations fees	385,074	$199,168	185,906
Other assets	53,735		53,735

	$4,249,797	$199,168	$4,050,629

Accounts payable and accrued expenses	$800,652		$800,652
Billings in excess of costs and estimated earnings	36,434		36,434
Obligations to issue options and warrants	327,650	286,287	41,363
Estimated loss on uncompleted contracts	27,969		27,969
Payroll liabilities	41,354		41,354
Installation warranty	7,742		7,742

Total current liabilities	1,241,801	286,287	955,514

Total stockholders’ equity	3,007,996	87,119	3,095,115

	$4,249,797	$199,168	$4,050,629

Impact on the Statement of Operations
The following table sets forth the effects of the restatement adjustments on the Company’s statement of operations for the three months ended March 31, 2008:

	As
	Originally		As
	Reported	Changes	Restated
Revenues
Contract revenue	$138,224		$138,224
Subcontract revenue	15,000		15,000

Total revenues	153,224		153,224

Cost of revenues	193,348		193,348

Gross margin	-40,124		-40,124

Operating expenses
Selling expenses	233,959		233,959
General and administrative expenses	1,488,302	83,731	1,404,571

	1,722,261	83,731	1,638,530

Loss from operations	(1,762,385)	(83,731)	(1,678,654)

Other revenue (expenses)
Interest income	32,347		32,347
Interest expense	-5,930		-5,930

	26,417		26,417

Net loss	$(1,735,968)	$(83,731)	$(1,652,237)

Weighted average common shares outstanding, basis and diluted	30,886,678		30,886,678

Loss per share, basic and diluted	$(0.06)		$(0.05)

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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51”. SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity as opposed to as a liability or mezzanine equity and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 is effective the first fiscal year beginning after December 15, 2008, and interim periods within that fiscal year. SFAS No. 160 applies prospectively as of the beginning of the fiscal year SFAS No. 160 is initially applied, except for the presentation and disclosure requirements which are applied retrospectively for all periods presented subsequent to adoption. The adoption of SFAS No. 160 will not have a material impact on the financial statements; however, it could impact future transactions entered into by the Company.
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

4. Liquidity and capital resources
Since inception, the Company has incurred losses and negative cash flows from operations and at March 31, 2008 the Company has an accumulated deficit of approximately $6.3 million. In December 2007 the Company completed a private placement of 16 million shares of its common stock and received net proceeds of approximately $5.9 million, including the cancellation of $745,000 of debt. At March 31, 2008 the Company’s cash balance was approximately $3.3 million. Based upon management’s current forecast of future revenues and expenses, the Company believes that its cash resources will be adequate to fund operations in 2008. There can be no assurance that our future cash flow will be sufficient to meet our obligations and commitments. If revenues from operations turn out to be insufficient to meet the Company’s projected capital needs, or if management’s forecasts prove inaccurate, then the Company will experience a cash shortage and will likely be required to raise additional capital through equity or debt financings, the sale of assets, or other means. There can be no assurance that any such actions could be effected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements which may have a negative impact on operations.
5. Prepaid expenses and investor relations fees
Prepaid expenses and prepaid investor relation fees at March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
Payments to US public and investor relations firms	—	$14,000
Payment to a European investor relations firm	—	394,790
Prepayment of compensation to be amortized over the periods in which the services will be rendered	148,812	201,610
Prepaid insurance premiums	37,094	35,244

Total	$185,906	$645,644

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
8. Stock Options and Warrants
In accordance with SAS No. 123(R), the Company uses the Black-Scholes option pricing model to measure the fair value of its Option awards granted in 2007 as part of or after the Reverse Merger described in Note 1. All Option awards granted prior to the Reverse Merger transaction described in Note 2 were exchanged for common stock as part of that transaction. The Black-Scholes model requires the input of highly subjective assumptions including volatility, expected term, risk-free interest rate and dividend yield. As the Options were granted to non-employee consultants the resulting fair value is recorded as consulting expense on a straight-line basis over the period of service of the consultants, in this case one year. The amount of this expense charged to earnings for the three months ended March 31, 2008 and 2007 was $9,700 and $228,400 respectively, and $224,700 will be charged against earnings in the last nine months of 2008. The warrants granted to the placement agent and its designees to purchase a total of 732,401 shares at $.50 per share expiring on December 20, 2010 are reflected as offsetting charges to additional paid-in capital as of and for the year ended December 31, 2007.
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
The Company did not issue any stock options to employees in 2007. A summary of the Company’s stock option activity in the first three months of 2008 for employees is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Number of	Price per	Term	Intrinsic
	Options	Option	(Years)	Value

Outstanding, January 1, 2008	0
Granted February 6, 2008	1,045,000	$1.58	8.64	$1,491,754
Granted March 31, 2008	500,000	$1.25	8.00	$1,052,833
Cancelled/forfeited	0

Outstanding, March 31, 2008	1,455,000

The following table summarized additional information about stock options granted during the three months ended March 31, 2008:

Risk free rate	4.51% - 4.65%
Stock price volatility	121%
Dividend yield	0
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
In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. At March 31, 2008, the Company had approximately $3,372,000 in cash and cash equivalents, which is a Level 1 input.

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
Since we began operations, we have incurred annual net losses. As of March 31, 2008, we had an accumulated deficit of $6,321,831 and we expect to incur additional losses in the foreseeable future. Our revenue during the three months ended March 31, 2008 and 2007 was $153,224 and $236,233, respectively. We recognized net losses of $1,652,237 (or a basic and diluted loss of $.06 per share) for the three months ended March 31, 2008 and a net loss of $281,161 (or a basic and diluted loss of $.06 per share) for the comparable period in 2007.
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
We have restated our financial statements as of and for the three months ended March 31, 2008 (See Note 1a to the financial statements). All amounts discussed herein have been updated to conform to the restated financial statements.
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

General and administrative expenses were $1,404,571 for the three months ended March 31, 2008 compared to $198,517 in the three months ended March 31, 2007, for an increase of $1,206,054. This increase is largely accounted for by (a) and increase in legal fees of $283,211, (b) incurring $491,910 of investor relations expenses in the 2008 quarter compared to none in the 2007 quarter, (c) an increase in compensation, salaries and related benefits of $303,515, (d) an increase in accounting fees of $25,351, (e) an increase in engineering expenses of $40,610, (f) an increase in general office expenses and travel related costs of $41,477 and (g) recording the amortization of the value of employee stock options of $132,239 in the 2008 quarter compared to none in the 2007 quarter.
Liquidity and Capital Resources
At March 31, 2008, we had an accumulated deficit of $6,321,831, and we expect to incur additional losses in the foreseeable future. While we have funded our operations since inception through private placements of equity and bridge loans, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.
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
Commitments and Contingencies
As of May 15, 2008, we rent office space for $3,400 per month at 5020 Sunrise Highway, Massapequa Park, New York 11762-2900 and additional storage space at $400 per month. There is no annual contract or lease obligation with respect to our rented properties.
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51”. SFAS No. 160 requires reporting entitities to present noncontrolling (minority) interests as equity as opposed to as a liability or mezzanine equity and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 is effective the first fiscal year beginning after December 15, 2008, and interim periods within that fiscal year. SFAS No. 160 applies prospectively as of the beginning of the fiscal year SFAS No. 160 is initially applied, except for the presentation and disclosure requirements which are applied retrospectively for all periods presented subsequent to adoption. The adoption of SFAS No. 160 will not have a material impact on our financial statements; however, it could impact future transactions entered into by us.

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

CLEAR SKIES SOLAR, INC.
Date: July 21, 2008	By:	/s/ Ezra J. Green
		Name:	Ezra J. Green
		Title:	Chairman & Chief Executive Officer (Principal Executive Officer)

Date: July 21, 2008	By:	/s/ Arthur L. Goldberg
		Name:	Arthur L. Goldberg
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.		Description
3.1	(a)	Certificate of Incorporation (1)
3.1	(b)	Certificate of Amendment to Certificate of Incorporation (3)
10.1		Form of Directors and Officers Indemnification Agreement (2)
10.2		Summary sheet of amendment, dated February 6, 2008, to the terms of Employment Agreement, dated December 20, 2007, by and between Clear Skies Holdings, Inc. and Ezra J. Green (4)
10.3		Employment Agreement, dated March 19 2008, by and between Clear Skies Solar, Inc. and Thomas J. Oliveri (5)
31.1	*	Section 302 Certification of Principal Executive Officer
31.2	*	Section 302 Certification of Principal Financial Officer
32.1	*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith.

(1)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on December 19, 2007.

(2)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on December 26, 2007.

(3)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on January 30, 2008.

(4)	Incorporated herein by reference to the copy of such document included as an exhibit to our Registration Statement on Form S-1 filed on March 27, 2008.

(5)	Incorporated herein by reference to the copy of such document included as an exhibit to our Annual Report on Form 10-KSB filed on March 31, 2008.