Form 10-Q
period 2008-06-30
Clear Skies Solar, Inc
filed 2008-08-12
CIK 1402857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                      to
Commission File Number: 000-53105
CLEAR SKIES SOLAR, INC.
(Exact name of Registrant as Specified in Its Charter)

DELAWARE	30-0401535

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

200 Old Country Road, Suite 610 Mineola, New York	11501-4241

(Address of Principal Executive Offices)	(Zip code)
(516) 282-7652
(Registrant’s Telephone Number, Including Area Code)
Former address — 5020 Sunrise Highway, Suite 227, Massapequa Park, NY 11762
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
YES ☐       NO ☑
As of August 8, 2008, 31,438,034 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CLEAR SKIES SOLAR, INC.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Restated)
ASSETS
Current Assets
Cash and cash equivalents	$1,031,043	$4,866,842
Accounts receivable, less allowance for doubtful accounts of $41,775 and $32,775 at June 30, 2008 and December 31, 2007, respectively	129,462	92,291
Inventories	957,848	25,120
Costs and estimated earnings in excess of billings	466,087	27,641

Total current assets	2,584,440	5,011,894

Property and equipment, net	174,348	13,293
Prepaid expenses and investor relations fees	420,152	645,644
Security deposits	116,934	3,300
Other assets	39,414	25,597

	$3,335,288	$5,699,728

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$748,778	$788,469
Billings in excess of costs and estimated earnings	42,284	35,007
Due to related parties		104,410
Customer deposits	10,000	5,000
Obligation to issue options and warrants	41,363	9,401
Payroll liabilities	19,251	140,729
Provision for estimated warranty liability	32,900	7,742
Estimated loss on uncompleted contracts	41,842

Total current liabilities	936,418	1,090,758

Commitments and Contingencies
Stockholders’ Equity

Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding
Common stock, $.001 par value, 100,000,000 shares authorized, 31,434,221 and 30,883,723 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	31,434	30,883
Additional paid-in capital	10,194,075	9,247,682
Accumulated deficit	(7,826,639)	(4,669,595)

Total stockholders’ equity	2,398,870	4,608,970

	$3,335,288	$5,699,728

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Clear Skies Solar, Inc.
Unaudited Condensed Consolidated Statements of Operations

	For the three months		For the six months
	ended June 30,		ended June 30,
	2008	2007	2008	2007

Revenue
Contract revenue	$1,133,440	$5,200	$1,271,664	$17,800
Subcontract revenue		26,000		249,633
Other			15,000

Total revenue	1,133,440	31,200	1,286,664	267,433

Cost of revenue	852,554	28,408	1,045,902	286,001

Gross margin (loss)	280,886	2,792	240,762	(18,568)

Operating expenses
Selling expenses	251,137	52,685	484,814	114,498
General and administrative expenses	1,535,714	72,712	2,940,565	271,229

Total operating expenses	1,786,851	125,397	3,425,379	385,727

Loss from operations	(1,505,965)	(122,605)	(3,184,617)	(404,295)

Other revenue (expense)
Interest income	9,968		42,315
Interest expense	(8,811)		(14,741)

Net loss	$(1,504,808)	$(122,605)	$(3,157,043)	$(404,295)

Loss per common share, basic and diluted	$(0.05)	$(0.02)	$(0.10)	$(0.08)

Weighted average common shares outstanding	31,324,412	6,140,980	31,093,778	5,115,486
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Clear Skies Solar, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

	For the six months ended June 30,
	2008	2007

Net Loss	$(3,157,043)	$(404,295)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	5,319
Stock-based compensation	501,019
Estimated loss on contracts	41,842
Bad debt expense	9,000	68,000
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities
Accounts receivable	(46,171)	(52,419)
Inventories	(932,728)
Costs and estimated earnings in excess of billings	(438,446)
Prepaid expenses and investor relations fees	225,492	(280)
Security deposits	(113,634)
Other assets	(13,819)	(12,895)
Accounts payable and accrued expenses	406,235	187,989
Provision for estimated warranty liability	25,158
Customer deposits	5,000
Billings in excess of costs and estimated earnings	7,277
Payroll liabilities	(121,478)	71,989
Obligation to issue option and warrant	31,962

Net cash used in operating activities:	(3,565,015)	(141,911)

Net cash used in investing activities:
Purchases of equipment	(166,374)

Net cash provided by (used in) financing activities:
Advances received from (paid to) related party	(104,410)	31,000

Net decrease in cash and cash equivalents	(3,835,799)	(110,911)

Cash and cash equivalents, beginning of period	4,866,842	111,439

Cash and cash equivalents, end of period	$1,031,043	$528

Supplemental Disclosures of cash flow information:
Cash paid for interest	$14,741	$25,199

Supplemental disclosure of non-cash financing and investment activities:
Value of shares of common stock issued to consultants	$525,250

Reclassification of prepaid investor relations to other receivable	$167,988

Issuance of shares to satisfy common stock to be issued		$894,000

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Explanatory Note
The Company has filed Amendment No. 2 to its Annual Report on Form 10-KSB/A for the year ended December 31, 2007 and Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the three months ended March 31, 2008 in order to reflect the Company’s restatement of its financial results due to the reclassification of the Company’s obligations to issue shares of common stock and an option to purchase common stock to two consultants. The Company had previously classified the value of these obligations as a current liability. After further review, the Company determined that these obligations are not liabilities as defined by Generally Accepted Accounting Principles (“GAAP”) and therefore should not have been reflected on the Company’s balance sheets and therefore the recording of the offsetting prepaid expenses should also have not been recorded as assets. These restatements had no effect on the Company’s cash flow or liquidity, and their effects on the Company’s financial position at the end of the respective restated periods were immaterial. All amounts shown in this Quarterly Report on Form 10-Q reflect this restatement.
1. Basis of presentation and nature of operations
The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, these unaudited consolidated condensed financial statements include all adjustments necessary to present fairly the information set forth therein. All such adjustments are of a normal recurring nature. Results for interim periods are not necessarily indicative of results to be expected for a full year.
The consolidated condensed balance sheet information as of December 31, 2007 was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007. The interim financial statements contained herein should be read in conjunction with that Report.
In preparing its unaudited consolidated condensed financial statements in conformity with accounting principles generally accepted in the United States of America, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates estimates, including those related to bad debts, inventory reserves, and warranty expense. The Company bases its estimates on historical data and experience, when available, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
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
Unless the context requires otherwise, references to the “Company” for periods prior to the closing of the Reverse Merger (Note 2) on December 20, 2007 refer to Clear Skies Group, Inc., a private New York corporation that is now Clear Skies Solar, Inc.’ s wholly-owned subsidiary, and such references for periods subsequent to the closing of the Reverse Merger on December 20, 2007, refer to Clear Skies Solar, Inc., a publicly traded Delaware corporation formerly known as Clear Skies Holdings, Inc. (“CSH”), together with its subsidiaries, including Clear Skies Group, Inc.

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
After the Reverse Merger, Clear Skies Holdings, Inc. succeeded to the business and activities of Clear Skies Group, Inc. as its sole line of business and all of Clear Skies Holdings, Inc.’s then-current officers and directors resigned and were replaced by Clear Skies Group, Inc.’s officers and directors.
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
The private placement
Following the business combination discussed above, the Company closed on a private placement offering of 16,000,000 shares of its common stock for an aggregate gross purchase price of $8,000,000, including $745,000 of exchanged debt. The cash costs of the private placement of common stock and the prior issuance of $745,000 of bridge notes were approximately $2 million in the aggregate, and the Company issued warrants expiring in December 2010, in connection with both financings, to the placement agent and its designees to purchase an aggregate of up to 732,401 shares of the Company’s common stock at $.50 per share. The common stock of Clear Skies Solar, Inc. trades on the over the counter bulletin board under the symbol CSKH:OB. The Company agreed to file a registration statement with the Securities and Exchange Commission within ninety days of the closing of the private placement (by March 23, 2008) seeking registration of the 16,000,000 shares as well as shares issuable under certain options and warrants issued in connection with the sale of the bridge notes and to two consultants. The Company also agreed to use its best efforts to cause the registration statement to become effective within 180 days of the closing of the private placement. If either obligation is not met, the Company is required to pay the purchasers of the 16,000,000 shares, pro rata liquidated damages of $80,000 per month (or approximately $2,700 per day for periods less that a full month). The Company filed the registration statement with the Securities and Exchange Commission four days after the expiration of the ninety day period. That registration statement did not become effective until July 29, 2008 resulting in a total amount of liquidated damages of approximately $111,000 which is payable in cash or in stock at the Company’s option. The Company has elected to pay this amount in stock. Of the total amount $33,800 was due as of June 30, 2008 and that amount is included in administrative expenses for the three and six months ended June 30, 2008.

3. Summary of significant accounting policies
Accounts Receivable and Allowance for Doubtful Accounts
The Company regularly evaluates the collectibility of its accounts receivable. The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past bad debts and collections and current credit conditions. Accounts receivable are written-off as uncollectible on a case-by-case basis at the discretion of management. Accounts receivable consist of trade receivables and when applicable amounts due from state agencies for rebates on state-approved solar systems installed. A total of $37,080 of rebates was included in accounts receivable at June 30, 2008. When the Company sells systems with a rebate component, the savings is passed directly to the customer and the Company takes ownership of the rebate receivable from the applicable state agency.
Inventories
Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method or the weighted average method. The inventory balance, which includes materials, labor and manufacturing overhead costs, is recorded net of an allowance for obsolete or unmarketable inventories. Such allowance is based upon both historical experience and management’s understanding of market conditions and forecasts of future product demand. In addition, items in inventories in excess of one year’s usage are compared to the allowance for adequacy. If the actual amount of obsolete or unmarketable inventories significantly exceeds the estimated allowance, our cost of sales, gross profit and net earnings would be significantly affected.
Revenue Recognition
The Company delivers turnkey solar electricity installations and renewable energy technology solutions to commercial, industrial and residential developer customers. The Company’s primary business is the design and installation of photovoltaic (sometimes called “solar electric” or “PV” for short) solar power systems for the commercial, industrial and residential developer markets. Based on its design the Company orders components from manufacturers, has them shipped to the job site and then completes the job. The Company will also order extra solar panels for inventories and hold them until needed for a particular job.
The Company recognizes revenue from its contracts over the contractual period under the percentage-of-completion (“POC”) method of accounting. Under the POC method of accounting, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Recognized revenue that will not be billed under the terms of the contract until a later date are recorded as an asset captioned “Costs and estimated earnings in excess of billings on uncompleted contracts.” Contracts where billings to date have exceeded recognized revenue are recorded as a liability captioned “Billings in excess of costs and estimated earnings on uncompleted contracts.” Changes to the original estimates may be required during the life of the contract. Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in cost of sales in the period the change becomes known. The use of the POC method of accounting involves considerable use of estimates in determining revenue, costs and profits and in assigning the amounts to accounting periods. As a result, there can be a significant disparity between earnings (both for accounting and taxes) as reported and actual cash received by us during any reporting period. The Company continually evaluates all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting; however, it is not assured that its estimates will be accurate. If the Company’s estimates are not accurate or a contract is terminated, it will be forced to adjust revenue in later periods. Furthermore, even if its estimates are accurate, the Company may have a shortfall in its cash flow and it may need to borrow money to fund our work in process or to pay taxes until the reported earnings materialize to actual cash receipts.

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
The Company carries inventories as it needs to buy materials in advance of anticipated orders due to possible long lead times at vendors. In addition, the Company will have purchased material at job sites prior to installation and completion of the job. Costs incurred of approximately $70,000 as of June 30, 2008, to acquire materials that were purchased for certain jobs which had not been completed as of the balance sheet date are included in costs and estimated earnings in excess of billings. These costs are charged to the projects as they are installed.
Loss Per Share
The Company complies with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires dual presentation of basic and diluted income/loss per share for all periods presented. Basic income/loss per share excludes dilution and is computed by dividing income/loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income/loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income/loss of the Company. The difference between the number of shares used to compute basic income/loss per share and diluted income/loss per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. As the Company reported a net loss for the six and three month periods ended June 30, 2008 and 2007, the effects of the 3,882,401 shares issuable on exercise of outstanding warrants and options as of June 30, 2008 has not been considered in the diluted net loss per common share since these dilutive securities would reduce the loss per common share and become anti-dilutive.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective as of November 15, 2007. The adoption of this statement did not have a material effect on our financial position or results of operations.
In February 2007, the FASB issued SFAS No. 159, ''The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115”, (''SFAS 159’’). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of fiscal 2008. The adoption of this statement did not have a material effect on our financial position or results of operations since we did not elect to fair value assets and liabilities.

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
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s consolidated financial statements.
Stock Based Compensation
The FASB issued SFAS No. 123(R), “Accounting for Stock-Based Compensation (Revised).” SFAS No. 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized during the period in which an employee is required to provide service in exchange for the award. No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The Company adopted SFAS No. 123(R) at commencement of operations.
4. Liquidity and capital resources
Since inception, the Company has incurred losses and negative cash flows from operations and at June 30, 2008, the Company has an accumulated deficit of approximately $7.8 million. In December 2007, the Company completed a private placement of 16 million shares of its common stock and received net proceeds of approximately $5.9 million, including the cancellation of $745,000 of debt. At June 30, 2008, the Company’s cash balance was approximately $1.0 million. Based upon management’s current forecast of future revenue and expenses, the Company believes that its cash resources will be adequate to fund operations in 2008. There can be no assurance that the Company’s future cash flow will be sufficient to meet its obligations and commitments. If revenues from operations turn out to be insufficient to meet the Company’s projected capital needs, or if management’s forecasts prove inaccurate, then the Company will experience a cash shortage and will likely be required to raise additional capital through equity or debt financings, the sale of assets, or other means. There can be no assurance that any such actions could be affected on a timely basis or on satisfactory terms or at all, or that these actions would enable us to continue to satisfy our capital requirements which may have a negative impact on operations.
5. Prepaid expenses and investor relations fees
Prepaid expenses and prepaid investor relation fees at June 30, 2008 and December 31, 2007 are as follows:

	June 30,	December 31,
	2008	2007
Payments to US public and investor relations firms	$389,098	$14,000
Payment to a European investor relations firm		394,790
Prepayment of compensation to be amortized over the periods in which the services will be rendered		201,610

Prepaid insurance premiums	31,054	35,244

Total	$420,152	$645,644

The Company has entered into agreements with several firms in the US to provide it with both public relations and investor relations advice and services over periods from one to three years. These agreements call for payments in both cash and common stock and payments are being amortized over the period of each agreement. In addition to the amounts above, the Company has committed to pay monthly retainers to the above firms ranging from $5,000 to $15,000 per month over the life of the agreement The payment to the European firm was originally pursuant to a six month agreement and represented an advance payment of anticipated out of pocket expenses of the consultant in 2008. The agreement was subsequently terminated and the European firm returned $167,988 on April 24, 2008, the balance of uncommitted funds. In the first six months of 2008, $327,000 was charged to earnings.
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
In September 2005, the Company agreed to grant 120,000 shares (exchanged for 232,553 shares in the Reverse Merger) to three individuals for agreeing to serve on the Board of Directors for a three year term. The fair value of these shares at the date of such agreement was estimated to be approximately $96,000. For the three months ended June 30, 2008 and 2007, the Company recorded Board of Director fees and compensation expense, which are included in general and administrative expenses, of approximately $13,000 and $8,000, respectively, for these shares. Included in other assets as of June 30, 2008 and December 31, 2007 are deferred Board of Director fees of approximately zero and $21,000, respectively.
As a result of the above transactions, capital advances of $310,000 in September 2005 and $200,000 in April 2006, and services performed in exchange for shares issued prior to 2006, the Company became contractually obligated to issue shares in excess of its 200 authorized shares (“Old Shares of Clear Skies Group, Inc.”). As a result, the Company recorded a liability of approximately $894,000 as of December 31, 2006 for the value of the contractual obligations. Due to the contractual obligation to issue the excess shares, the Board of Directors, with stockholder approval, passed a resolution to increase the authorized shares to 10,000,000. On January 30, 2007, the certificate of incorporation (the “Charter”) was officially amended to authorize the Company to issue 10,000,000 shares (“New Shares of Clear Skies Group, Inc.”) of $0.01 par value common stock. Concurrently with the amendment to the Charter, the Company’s sole shareholder was issued 1,570,000 New Shares of Clear Skies Group, Inc. (exchanged for 3,042,570 shares in the Reverse Merger) in exchange for the Old Share of Clear Skies Group, Inc. previously issued. Upon the amendment to the Charter, the obligation to issue 1,042,500 shares of CSG common stock (exchanged for 2,020,297 in the Reverse Merger) was fulfilled and the liability was reclassified to Stockholders’ Equity as Common Stock to the extent of par value with the excess classified as Additional Paid-In Capital.
The Company is obligated under a contract with a public relations consultant to issue $4,500 worth of its common stock to the consultant each month during the term of the contract which expires on September 30, 2008. On March 24, 2008 the Company issued 41,374 shares of its common stock to that public relations consultant. Of the shares issued, 27,000 shares, with a value of $13,500, were issued for services rendered in the three months ended December 31, 2007. The shares were valued at the price paid for shares in the private placement described above. The Board determined to value the shares for each month subsequent at the closing price of our common stock on the last trading day of the prior month.
7. Related party transactions
In April 2007, the Company issued 40,000 shares (exchanged for 77,517 shares in the Reverse Merger) to an individual who was a director as compensation for services rendered other than as a director. The fair value of these shares at issuance was estimated to be approximately $33,000 which was recorded as service fees and included in general and administrative expenses for the six months ended June 30, 2007. In June 2008 the Company issued an option to an individual who is a director as compensation for services rendered other than as a director. The option allows the individual to purchase up to 50,000 shares of the Company’s common stock at $1.21 per share and expires in December 2009. The fair value of the option at issuance was estimated to be $33,000 which was recorded as a service fee and included in general and administrative expenses for the six and three months ended June 30, 2008.

Several of the Company’s officers and directors, or their affiliates, have from time to time extended loans to the Company or agreed to defer compensation payable to them in order to fund the Company’s operating expenses. In this regard: (i) Quixotic Systems, Inc. (“Quixotic”) loaned $285,000 at 10% interest compounded daily, which had been repaid in full as of December 31, 2007; and (ii) Gelvin Stevenson loaned $20,000 all of which had been repaid in full as of December 31, 2007. Furthermore, Ezra Green agreed to the deferral of $73,259 of his compensation (of which $69,366 was unpaid and included in accrued expenses as of December 31, 2007). As of March 18, 2008, Mr. Green’s deferred compensation had been repaid in full. Mr. Green advanced $30,275 to the Company in 2006 and an additional $70,037 in 2007 (which has been recorded as a balance of $100,312 due to related party at December 31, 2007). This related party transaction was also repaid in full by March 18, 2008. Such loans and other arrangements were interest free (except for Quixotic) and have not been memorialized by written promissory notes. At December 31, 2007, there were miscellaneous due to related parties of approximately $4,000 which were paid in March, 2008. As of June 30, 2008 no related party loans were outstanding.
8. Stock Options and Warrants
In accordance with SAS No. 123(R), the Company uses the Black-Scholes option pricing model to measure the fair value of its Option awards granted in 2007 as part of or after the Reverse Merger described in Note 1. All Option awards granted prior to the Reverse Merger transaction described in Note 2 were exchanged for common stock as part of that transaction. The Black-Scholes model requires the input of highly subjective assumptions including volatility, expected term, risk-free interest rate and dividend yield. As the Options were granted to non-employee consultants the resulting fair value is recorded as consulting expense on a straight-line basis over the period of service of the consultants, in this case one year. The amount of this expense charged to earnings for the six and three months ended June 30, 2008 and 2007 was $13,924, $33,750, zero and zero, respectively, and $224,700 will be charged against earnings in the last six months of 2008. The warrants granted to the placement agent and its designees to purchase a total of 732,401 shares at $.50 per share expiring on December 20, 2010 are reflected as offsetting charges to additional paid-in capital as of and for the year ended December 31, 2007.
In December 2007 the Company’s shareholders approved its 2007 Equity Incentive Plan which provides for the granting to both employees and non-employees of up to 2,500,000 shares of the Company’s common stock pursuant to awards of options and/or restricted stock. The 2007 Plan is administered by the Company’s Board of Directors or a committee appointed by the Board. Subsequent to June 30, 2008, the Board adopted a 2008 Equity Incentive Plan (see “Subsequent Event”, below). As of December 31, 2007 no options had been granted under the 2007 Plan and, at June 30, 2008, the Company had outstanding options granted under the 2007 Plan to purchase an aggregate of 1,670,000 shares of the Company’s common stock. On May 1, 2008 the Company adopted the Clear Skies Solar, Inc. 2008 Non-Employee Director Compensation Plan and, pursuant to that Plan, each of the three non-employee directors were granted options expiring in ten years to purchase 90,000 shares at $1.30 per share.
The Company did not issue any stock options to employees in 2007. A summary of the Company’s stock option activity in the first six months of 2008 for employees and one non-employee is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Number of	Price per	Term
	Options	Option	(Years)
Employees:
Outstanding, January 1, 2008	—
Granted — February 6, 2008	1,045,000	$1.58	8.47
Granted — March 31, 2008	500,000	$1.25	7.75
Granted — April 14,2008	225,000	$1.52	9.92
Granted — May 1, 2008	50,000	$1.30	9.83
Cancelled/forfeited	(200,000)	$1.54	n/a

Outstanding, June 30, 2008	1,620,000

Non-employee:
Granted — June 20, 2008	50,000	$1.21	1.50

Outstanding, June 30, 2008	50,000

The following table summarizes additional information about stock options granted during the six months ended June 30, 2008:

Risk free rate	2.67% — 3.08%
Stock price volatility	121%
Dividend yield	0
The estimated stock price volatility was derived based on the average volatility of 34 companies that the Company considered reasonably similar to it. The risk free rate of return was based on the yield of US Treasury debt of comparable maturities on the date of issuance of the Options.
During the six and three months ended June 30, 2008, the Company recorded approximately $415,000 and $68,000, respectively, of stock based compensation for issuances under this Plan.
9. Contracts
The Company generates billings based on the fulfillment of milestones, which are set forth in the signed contract for each project. Milestones may include, but are not limited to, initial permits being obtained, delivery of materials, and when installation is subsequently complete.

As of June 30, 2008 and December 31, 2007	2008	2007

Costs Incurred on Contracts	$1,341,200	$355,183
Estimated Earnings, less foreseeable losses	305,010	30,610

	1,646,210	385,793
Billings to Date	(1,222,407)	(393,159)

Net costs and estimated earnings/losses in excess of billings	$423,803	$(7,366)

These amounts are included in the accompanying
June 30, 2008 balance sheet under the following captions:
Costs and estimated earnings in excess of billings	$466,087	$27,641
Billings in excess of costs and estimated earnings	(42,284)	(35,007)

	$423,803	$(7,366)

10. Commitments and Contingencies
Litigation
From time to time, the Company is a party to various legal matters in the normal course of business, the outcome of which, in the opinion of management, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.
Lease commitments
The Company occupies premises, since June 25, 2008, consisting of 3,356 square feet in a modern office building pursuant to a seven year lease. Annual fixed rent under this lease is $93,968 in the first year escalating to $115,510 in the seventh year. Additional payments are due for electricity and tax escalation in amounts to be determined in each future year. The Company has provided a letter of credit as security under this lease in the initial amount of $113,634 which reduces to $56,817 after two years and to $28,408 after four years. The Company has also leased a copier at the rate of $370 monthly for three years and has a month-to-month lease for warehouse space in California City, California, at the rate of $.50 per square foot used. Monthly rental payments for such warehouse space in the past have not exceeded $1,500.
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
11. Subsequent Event
On July 28, 2008 the Company’s Board of Directors adopted the Clear Skies Solar, Inc. 2008 Equity Incentive Plan which permits the granting of up to 2,500,000 shares of the Company’s common stock pursuant to awards of incentive and non-qualified stock options and/or restricted stock. The Company plans to seek shareholder approval of the 2008 Plan, and, in order for any awards thereunder to qualify as incentive stock options, the Company must obtain such approval by July 27, 2009. Options granted under the Plan must have a duration of not more than ten years and, if an incentive stock option, then it must have an exercise price of not less than the Fair Market Value (as defined in the Plan) on the date of grant.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion should be read in conjunction with our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and the notes thereto, as well as the other sections of this Quarterly Report on Form 10-Q and our Annual Report for the year ended December 31, 2007 on Form 10-KSB as amended, including the “Certain Risks and Uncertainties” and “Description of Business” sections thereof. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Quarterly Report and our Annual Report for the year ended December 31, 2007 on Form 10-KSB as amended. Our actual results may differ materially.
Overview
We deliver turnkey solar electricity installations and renewable energy technology solutions to commercial, industrial and residential developer customers. Our primary business is the design and installation of photovoltaic (sometimes called “solar electric” or “PV” for short) solar power systems for the commercial, industrial and residential developer markets. We have developed certain proprietary photovoltaic panel mounting systems and trade secrets that we believe reduce the required man-hours on system installations. We have also developed XTRAX®, our patented remote monitoring solution for measuring the production of renewable energy systems, among other things. We currently serve customers in California, New York and New Jersey. We also plan to expand to other locations where the amount of sunshine, the cost of electricity and/or the availability of governmental rebate makes prospects of solar energy system sales appear attractive.

Clear Skies Group, Inc. was incorporated in New York on September 23, 2003 and began operations in August 2005. As a result of the reverse merger transaction that we consummated on December 20, 2007, our historical financial statements for periods prior to the reverse merger are those of Clear Skies Group, Inc.
Since we began operations, we have incurred annual net losses. As of June 30, 2008, we had an accumulated deficit of $7,826,639 and we expect to incur additional losses in the foreseeable future. Our revenue during the six months ended June 30, 2008 and 2007 was $1,286,664 and $267,433, respectively. We recognized net losses of $3,157,043 (or a basic and diluted loss of $.10 per common share) for the six months ended June 30, 2008 and a net loss of $404,295 (or a basic and diluted loss of $.08 per common share) for the comparable period in 2007.
Since our inception, we have financed our operations primarily through sales of equity and debt securities. From inception through June 30, 2008, we received net offering proceeds from private sales of equity and debt securities (after deducting placement agents’ discounts, commissions and expenses, and our offering expenses) of $6,843,000 in the aggregate.
Based on current plans and assumptions, we believe that our current financial resources, together with our expected net revenue from operations, will be adequate to fund our operations in 2008. Beyond 2008, we may require further financing of our operations before we are able to achieve positive cash flow. There can be no assurance that we will ever generate sufficient revenues to provide positive cash flows from operations. Depending on our actual future results of operations and whether we engage in any strategic transaction or other activities that may consume funds, we may need to raise additional funds through additional public or private offerings of our securities. No assurance can be given that additional sources of funds will be available to us on reasonable terms or at all.
Depending upon the needs of our customers, we may have to increase our installation staff significantly in 2008 to ensure that installations can be completed while applicable rebates remain in effect. We expect that our selling and general and administrative expenses will increase in future periods, as we expand our administrative, sales and installation workforce.
Facilities requirements are a pressing issue for us, as we have outgrown our original offices. We have leased new office space in Long Island as our headquarters that can accommodate our expected needs for the next three years. See Lease Commitments. In addition, we anticipate establishing regional field offices for our sales teams. Accordingly, we expect the rental expense component of our general and administrative expenses to increase in future periods.
We expect our immediate capital expenditures, which we do not expect to exceed $150,000, will be related to completing the Beta tests and initial launch of XTRAX® as well as furnishings for out new offices. Subject to industry and governmental approvals we expect to be able to have a commercial XTRAX® product during the third quarter of 2008. Cranes and other solar energy system installation equipment are generally available for rental on reasonable terms, and we do not have plans to acquire any.
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
Results of Operations: Comparison of Three Month Periods Ended June 30, 2008 and 2007
Revenue in the second quarter of 2008 was $1,133,440, an increase of $1,102,240 from the $31,200 of revenue for the three months ended June 30, 2007. In the 2008 period, revenue increased as we had largely completed our first major industrial job as a public company while in the 2007 quarter we only billed relatively small sub-contract work that was completed later during calendar 2007. Cost of revenue in the second quarter of 2008 was $852,554, up $824,146 from the cost of revenue of $28,408 in the three months ended June 30, 2007. The gross margin in the three months ended June 30, 2008 was $280,886, an increase of $278,094 from the gross margin of $2,792 in the comparable 2007 quarter. This equates to a 25% gross margin in the second quarter of 2008 compared to a gross margin of 9% in the second quarter of 2007. The increased margin was primarily caused by the completion of the major industrial job in the 2008 quarter compared to the smaller jobs and the inherent inefficiencies in completing smaller contracts not allowing us to take advantage of economies of scale in purchasing or in completing the jobs.

Selling expenses increased by $198,452 from the $52,685 incurred in the second quarter of 2007 to $251,137 in the comparable 2008 quarter. The increase is largely accounted for by approximately (a) the $62,000 of public relations and consulting costs in the second quarter of 2008 compared to none in the 2007 quarter, (b) an increase in wages, taxes and benefits of $114,000 in the second quarter of 2008 over the comparable 2007 period, and (c) an increase in travel and advertising of $28,000 in the second quarter of 2008 over the comparable 2007 period.
General and administrative expenses were $1,535,714 for the three months ended June 30, 2008 compared to $72,712 in the three months ended June 30, 2007, for an increase of $1,463,002. This increase is largely accounted for by approximately (a) an increase in legal fees of $206,000, (b) incurring $329,000 of investor relations expenses in the 2008 quarter compared to none in the 2007 quarter, (c) an increase in compensation, salaries and related benefits of $234,000, (d) an increase in non-cash compensation of $390,000, (e) an increase in accounting fees of $24,000, (e) an increase in consulting expenses of $92,000, and (f) an increase in engineering expenses of $24,000.
Interest income for the three months ended June 30, 2008 resulted from the investment of excess cash from the private placement described in Note 2 above compared to no interest income in the 2007 comparable period.
Results of Operations: Comparison of Six Month Periods Ended June 30, 2008 and 2007
Revenue in the six months ended June 30, 2008 was $1,286,664, an increase of $1,019,231 from the $267,433 of revenue for the six months ended June 30, 2007. In the 2008 period, revenue increased as we had largely completed our first major industrial job as a public company while in the 2007 quarter we only billed smaller sub-contract work that was completed later during calendar 2007. In the first quarter of 2008 we focused on completing smaller residential jobs and management’s attention was mainly directed to planning for the future of the Company. Cost of revenue in the first six months of 2008 was $1,045,902, up $759,901 from the cost of revenue of $286,001 in the six months ended June 30, 2007. The gross margin in the six months ended June 30, 2008 was $240,762, an increase of $259,330 from the loss of $18,568 in the comparable 2007 period. This equates to a 7% loss in the first half of 2007 compared to a gross margin of 19% in the half of 2008. The increase was primarily caused by the completion of the major industrial job in the 2008 period compared to the smaller jobs and the inherent inefficiencies in completing smaller contracts in the 2007 period not allowing us to take advantage of economies of scale in purchasing or in completing the jobs.
Selling expenses increased by $370,316 from the $114,498 incurred in the first half of 2007 to $484,814 in the comparable 2008 period. The increase is largely accounted for by approximately (a) the $122,000 of public relations and consulting costs in the first half of 2008 compared to none in the 2007 period, (b) an increase in wages, taxes and benefits of $172,000 in 2008 over the level of the first half of 2007 and (c) an increase of $56,000 in travel and advertising costs in 2008 over the amount incurred in the six months ended June 30, 2007.
General and administrative expenses were $2,940,565 for the six months ended June 30, 2008 compared to $271,229 in the six months ended June 30, 2007, for an increase of $2,669,336. This increase is largely accounted for by approximately (a) an increase in legal fees of $501,000, (b) incurring $704,000 of investor relations expenses in the first half of 2008 compared to none in the 2007 period, (c) an increase in compensation, salaries and related benefits of $544,000, (d) an increase in non-cash compensation of $501,000, (e) an increase in accounting fees of $49,000, (f) an increase in consulting fee of $108,000 and (g) an increase in engineering expenses of $31,000.
Interest income for the six months ended June 30, 2008 resulted from the investment of excess cash from the private placement described in Note 2 above compared to no interest income in the 2007 comparable period.
Liquidity and Capital Resources
At June 30, 2008, we had an accumulated deficit of $7,826,639 and we expect to incur additional losses in the foreseeable future. While we have funded our operations since inception through private placements of equity and bridge loans, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.
At June 30, 2008, we had approximately $1,031,000 in cash and cash equivalents. We believe that our existing funds will be sufficient to fund our currently planned operations at least through December 31, 2008. If the Company is unable to successfully implement our business plan, or if our plans are modified, then current resources may be exhausted sooner.

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
Several of our officers and directors, or their affiliates, have from time to time extended loans to Clear Skies Group, Inc. or agreed to defer compensation payable to them in order to fund our operating expenses. In this regard: (i) Quixotic Systems, Inc. (“Quixotic”), an affiliate of Richard Klein, who is a member of our board of directors, loaned $285,000 ($175,000 of which constitute amounts Quixotic has paid in connection with a settlement agreement among Quixotic, Alpha Energy and Clear Skies Group, Inc., dated as of August 30, 2007), which loan had been repaid in full, together with 10% interest compounded daily, by December 31, 2007; and (ii) Gelvin Stevenson, our Secretary and Treasurer loaned $20,000, which had been repaid in full as of December 31, 2007. Furthermore, Ezra Green, our Chairman and Chief Executive Officer, agreed to the deferral of $73,259 of his compensation, of which $69,366 remained unpaid as of December 31, 2007 (and was recorded as a balance due to related party at December 31, 2007). As of March 18, 2008, Mr. Green’s deferred compensation had been paid in full. In addition, Mr. Green had advanced $30,275 to us in 2006 and an additional $70,037 to us in 2007 (which has been recorded as a balance of $100,312 due to related party at December 31, 2007). This related party transaction was also repaid in full by March 18, 2008. Such loans and other arrangements were interest free (except for Quixotic) and had not been memorialized by written promissory notes. In consideration for the extension and maintenance of such credit and deferral of salary, on May 7, 2007, Clear Skies Group, Inc. granted Mr. Green, Quixotic and Dr. Stevenson securities that were exchanged for 610,452, 290,691 and 77,517 shares of our common stock, respectively, in our reverse merger.
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
We expect to put our capital resources, which included $1,031,000 of cash and cash equivalents at June 30, 2008, to the following uses:
•	towards our $500,000 budget for the engagement of investor relations and public relations firms for the twelve months following the closing of the reverse merger;

•	possibly for strategic acquisitions, if and to the extent we determine appropriate; furnishing our new offices;

•	completion of beta testing and commercialization of XTRAX®; and

•	for general working capital purposes.

Commitments and Contingencies
We occupy premises consisting of 3,356 square feet in a modern office building pursuant to a seven year lease. Annual fixed rent under this lease is $93,968 in the first year escalating to $115,510 in the seventh year. Additional payments are due for electricity and real estate tax escalation in amounts to be determined in each future year. We have provided a letter of credit as security under this lease in the initial amount of $113,634 which reduces to $56,817 after two years and to $28,408 after four years. We have also leased a copier at the rate of $370 per month for three years and have a month to month lease for warehouse space in California City, California, at the rate of $.50 per square foot used. Monthly rental payments for this warehouse in the past have not exceeded $1,500.
Rental obligations for each of the next five calendar years are:

2009	$100,053
2010	$103,399
2011	$104,643
2012	$106,007
2013	$109,717
Certain Risks and Uncertainties
Our Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2007 includes a detailed discussion of our risk factors under the heading “Certain Risks and Uncertainties.” The information presented in this 10-Q should be read in conjunction with the risk factors and information disclosed in such Form 10-KSB.
Off-Balance Sheet Arrangements
We did not engage in any off-balance sheet arrangements during the six month periods ended June 30, 2008 and 2007.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Due to our status as a smaller reporting company, this Item is not required.
Item 4T. Controls and Procedures.
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have not been operating effectively as of the end of the period covered by this report. We have made significant steps towards remediation and believe that the disclosure controls and procedures will be shown to operate effectively when tested.
In connection with the preparation of our Annual Report of Form 10-KSB, as amended, management identified a material weakness, due to insufficient resources in our accounting and finance department, resulting in (i) an ineffective review, monitoring and analysis of schedules, reconciliations and financial statement disclosures, and (ii) the misapplication of U.S. GAAP and SEC reporting requirements. Due to the effect of the lack of resources, including a lack of resources that are appropriately qualified in the areas of U.S. GAAP and SEC reporting, and the potential impact on the financial statements and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, there is more than a remote likelihood that a material misstatement of the financial statements would not have been prevented or detected for the year ended December 31, 2007.
Remediation Plans
Management has and is in the process of continuing remediating of the above-mentioned weakness in our internal control over financial reporting and has implemented, or is implementing, the following steps:
•
Hire additional accounting personnel (a full time CFO was hired in January 2008 and another full time senior level accountant was hired in February 2008 who was replaced by an experienced controller in June 2008);

•	Purchase and install new accounting software;

•	Establish a detailed timeline for review and completion of financial reports to be included in our Forms 10-Q and 10-K (established in connection with this Form 10-Q);

•	Engage the use of a third party accounting service provider as needed to further support and supplement our internal staff in accounting and related areas when necessary; and

•	Employ the use of appropriate supplemental SEC and U.S. GAAP checklists in connection with our closing process and the preparation of our Forms 10-Q and 10-K.
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
Changes in Internal Control over Financial Reporting
The following changes in our internal control over financial reporting were implemented during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:
•	Hired additional accounting personnel;

•	The purchase and installation of new accounting software; and

•	Established a timeline for review and completion of the financial reports to be included in our Forms 10-Q and 10-K.
PART II
OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended June 30, 2008, we have issued unregistered securities to the persons described below. These transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. The sale of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, and/or Rule 506 of Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.
On April 3, 2008, May 2, 2008 and June 1, 2008, we issued 3,750 shares, 3,461 shares and 3,913 shares, respectively, of our common stock to an investor relations firm as compensation for services provided to us pursuant to the Letter Agreement, dated October 7, 2007, between Clear Skies Group, Inc. and Avalanche Strategic Communications. Each issuance to Avalanche was due on the first day of each month and was valued at $4,500 based on the closing price of the Company’s common stock on the last trading day of the preceding month.
On April 3, 2008, we issued 200,000 shares of our common stock (equal to $300,000 based on the initial trading price of the Company’s common stock) to a public relations firm as compensation for services provided to us pursuant to the Client Service Agreement, dated as of November 28, 2007, between Clear Skies Group, Inc. and PR Financial Marketing, LLC.
On April 3, 2008, we issued 43,000 shares of our common stock (equal to $131,250 based on the fair market value at the time of issuance) to a consultant for services provided to us related to our reverse merger transaction in December 2007.
On April 3, 2008, we issued 105,000 shares of our common stock (equal to $53,750 based on the fair market value at the time of issuance) to an employee for services previously rendered to us.
On each of April 11, 2008 and June 9, 2008, we issued 25,000 shares (equal to $39,000 and $33,500, respectively, based on the fair market value at the time of issuance) of our common stock to a consultant for services provided to us related to our reverse merger transaction in December 2007.
On June 6, 2008, we issued 100,000 shares (equal to $122,000 based on the fair market value at the time of issuance) to a financial consultant for services provided to us pursuant to the Letter Agreement, dated May 12, 2008, between Clear Skies Solar, Inc. and CD Capital Advisors, LLC.

Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit No.		Description
10.1	*	Clear Skies Solar, Inc. 2008 Equity Incentive Plan
10.2	*	Summary sheet of amendment, dated July 28, 2008, to the terms of Employment Agreement, dated December 31, 2007, by and between Clear Skies Holdings, Inc. and Arthur L. Goldberg
10.3	*	Summary sheet of amendment, dated July 28, 2008, to the terms of Employment Agreement, dated March 19, 2008, by and between Clear Skies Solar, Inc. and Thomas J. Oliveri
10.4		Clear Skies Solar, Inc. 2008 Non-Employee Director Compensation Plan (1)
10.5		Lease between Hub Properties Trust and Clear Skies Solar, Inc., dated May 30, 2008 (2)
31.1	*	Section 302 Certification of Principal Executive Officer
31.2	*	Section 302 Certification of Principal Financial Officer
32.1	*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith.

(1)	Incorporated herein by reference to the copy of such document included as an exhibit to Amendment No. 1 to our Registration Statement on Form S-1 filed on May 23, 2008.

(2)	Incorporated herein by reference to the copy of such document included as an exhibit to Amendment No. 2 to our Registration Statement on Form S-1 filed on June 24, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR SKIES SOLAR, INC.

Date: August 12, 2008	By:	/s/ Ezra J. Green
	Name:	Ezra J. Green
	Title:	Chairman & Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2008	By:	/s/ Arthur L. Goldberg
	Name:	Arthur L. Goldberg
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
10.1	*	Clear Skies Solar, Inc. 2008 Equity Incentive Plan
10.2	*	Summary sheet of amendment, dated July 28, 2008, to the terms of Employment Agreement, dated December 31, 2007, by and between Clear Skies Holdings, Inc. and Arthur L. Goldberg
10.3	*	Summary sheet of amendment, dated July 28, 2008, to the terms of Employment Agreement, dated March 19, 2008, by and between Clear Skies Solar, Inc. and Thomas J. Oliveri
10.4		Clear Skies Solar, Inc. 2008 Non-Employee Director Compensation Plan (1)
10.5		Lease between Hub Properties Trust and Clear Skies Solar, Inc., dated May 30, 2008 (2)
31.1	*	Section 302 Certification of Principal Executive Officer
31.2	*	Section 302 Certification of Principal Financial Officer
32.1	*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith.

(1)	Incorporated herein by reference to the copy of such document included as an exhibit to Amendment No. 1 to our Registration Statement on Form S-1 filed on May 23, 2008.

(2)	Incorporated herein by reference to the copy of such document included as an exhibit to Amendment No. 2 to our Registration Statement on Form S-1 filed on June 24, 2008.