Form 10-Q
period 2008-09-30
Clear Skies Solar, Inc
filed 2008-11-13
CIK 1402857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                      to
Commission File Number: 000-53105
CLEAR SKIES SOLAR, INC.
(Exact name of Registrant as Specified in Its Charter)

DELAWARE	30-0401535

(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

200 Old Country Road, Suite 610
Mineola, New York	11501-4241

(Address of Principal Executive Offices)	(Zip code)
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
YES ☐       NO ☑
As of November 13, 2008, 31,696,066 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CLEAR SKIES SOLAR, INC.
Condensed Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$250,684	$4,866,842
Accounts receivable, less allowance for doubtful accounts of $41,775 and $32,775 at September 30, 2008 and December 31, 2007, respectively	612,512	92,291
Inventory	315,248	25,120
Costs and estimated earnings in excess of billings	289,627	27,641

Total current assets	1,468,071	5,011,894

Property and equipment, net	200,715	13,293
Prepaid expenses and investor relations fees	279,643	645,644
Security deposits	113,634	3,300
Other assets	45,118	25,597

	$2,107,181	$5,699,728

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$935,349	$788,469
Billings in excess of costs and estimated earnings	17,400	35,007
Due to related parties	—	104,410
Customer deposits	—	5,000
Obligation to issue options and warrants	—	9,401
Payroll liabilities	45,957	140,729
Provision for estimated warranty liability	32,900	7,742
Estimated loss on uncompleted contracts	82,769	—

Total current liabilities	1,114,375	1,090,758

Commitments and contingencies
Stockholders’ Equity

Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding
Common stock, $.001 par value, 100,000,000 shares authorized, 31,662,733 and 30,883,723 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	31,663	30,883
Additional paid-in capital	10,520,603	9,247,682
Accumulated deficit	(9,559,460)	(4,669,595)

Total stockholders’ equity	992,806	4,608,970

	$2,107,181	$5,699,728

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Clear Skies Solar, Inc.
Unaudited Condensed Consolidated Statements of Operations

	For the three months ended Sept. 30,		For the nine months ended Sept. 30,
	2008	2007	2008	2007
Revenues
Contract revenue	$1,041,501	$64,281	$2,313,165	$82,081
Subcontract revenue	—	(39,019)	—	210,614
Other	—	27,645	15,000	27,645

Total revenues	1,041,501	52,907	2,328,165	320,340

Cost of revenues	914,457	3,151	1,960,359	289,152

Gross margin	127,044	49,756	367,806	31,188

Operating expenses
Selling expenses	399,408	245,112	884,222	359,610
General and administrative expenses	1,463,942	1,255,985	4,404,508	1,527,214

Total operating expenses	1,863,350	1,501,097	5,288,730	1,886,824

Loss from operations	(1,736,306)	(1,451,341)	(4,920,924)	(1,855,636)

Other income (expense)
Amortization of debt discount	—	250,844	—	250,844
Interest income	3,487	—	45,801	—
Interest expense	—	—	(14,741)	—

Net loss	$(1,732,819)	$(1,702,185)	$(4,889,864)	$(2,106,480)

Loss per share, basic and diluted	$(0.05)	$(0.25)	$(0.16)	$(0.36)

Weighted average common shares outstanding, basic and diluted	31,556,792	6,905,346	31,248,371	5,841,493
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Clear Skies Solar, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30,	2008	2007
Net loss	$(4,889,864)	$(2,106,480)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	10,952	4,512
Amortization of debt discount	—	250,844
Stock-based compensation	664,663	748,652
Issuance of 187,991 shares of common stock as liquidated damages for the late filing and late effectiveness of a registration statement	109,505	—
Estimated loss on uncompleted contracts	82,769	—
Bad debt expense	9,000	—
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
Accounts receivable	(529,221)	(866,007)
Inventory	(290,128)	—
Costs and estimated earnings in excess of billings	(261,986)	56,761
Prepaid expenses and investor relations fees	366,001	—
Security deposits	(110,334)	—
Other assets	(19,523)	(115)
Accounts payable and accrued expenses	631,274	49,466
Warranty liability	25,158	1,642
Customer deposits	(5,000)	—
Billings in excess of costs and estimated earnings	(17,607)	821,968
Due to related parties	(104,410)	(17,863)
Payroll liabilities	(94,772)	50,264
Obligations to issue an option and warrant	(9,401)	—

Net cash used in operating activities	(4,432,924)	(1,006,356)

Net cash flows used investing activities
Purchases of equipment	(198,374)	(97)

Net cash flows from financing activities
Proceeds from loan payable, stockholder	—	98,400
Proceeds from exercise of a warrant	15,140	—
Proceeds from convertible Bridge Notes and common stock	—	745,000
Proceeds from issuance of common stock	—	95,000

Net cash provided by financing activities	15,140	938,400

Net decrease in cash and cash and cash equivalents	(4,616,158)	(68,053)

Cash and cash equivalents, beginning of the period	$4,866,842	$111,439

Cash and cash equivalents at end of period	$250,684	$43,386

Supplemental Disclosures of cash flow information

Cash paid for interest	$14,741	$14,534

Supplemental disclosure of non-cash financing and investment activities

Value of shares of common stock issued to consultants	$566,750	—

Reclassification of prepaid investor relations to other receivable	$167,988	—

Issuance of stock out of obligation to issue stock	—	$894,000

Recognition of debt discounts related to common stock and embedded conversion feature associated with Bridge Notes	—	$745,000

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of presentation and nature of operations
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, these unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the information set forth therein. All such adjustments are of a normal recurring nature. Results for interim periods are not necessarily indicative of results to be expected for a full year. The condensed consolidated balance sheet information as of December 31, 2007 was derived from the audited financial statements included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2007. The interim financial statements contained herein should be read in conjunction with that Report.
In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates estimates, including those related to bad debts, inventory reserves, and warranty expense. The Company bases its estimates on historical data and experience, when available, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
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
On December 13, 2007, BIP Oil, Inc., a Nevada corporation (“BIP”), and Clear Skies Holdings, Inc., a Delaware corporation (“CSH”) and wholly owned subsidiary of BIP, entered into an Agreement and Plan of Merger. On December 18, 2007, BIP merged with and into CSH, so that BIP and CSH became a single corporation named Clear Skies Holdings, Inc., which exists under, and is governed by, the laws of the State of Delaware (the “Reincorporation”). Immediately following the Reincorporation, there were 59,841,923 shares of Clear Skies Holdings, Inc. issued and outstanding to stockholders of record.
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
Immediately following the closing of the Reverse Merger, Clear Skies Holdings, Inc. transferred all of its pre-Reverse Merger operating assets and liabilities to its newly formed wholly owned subsidiary, BIP Holdings, Inc., a Delaware corporation, and transferred all of BIP Holdings, Inc.’s outstanding capital stock to Clear Skies Holdings, Inc.’s then-majority stockholders in exchange for cancellation of 53,866,923 shares of Clear Skies Holdings, Inc. common stock held by those stockholders (such transaction, the “Split-Off”). The remaining pre-Reverse Merger stockholders of Clear Skies Holdings, Inc. continued to hold 5,975,000 shares of Clear Skies Holdings, Inc. after the split-off. After the Reverse Merger, Clear Skies Holdings, Inc. succeeded to the business and activities of Clear Skies Group, Inc. as its sole line of business and all of Clear Skies Holdings, Inc.’s then-current officers and directors resigned and were replaced by Clear Skies Group, Inc.’s officers and directors.
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
The private placement
Following the business combination discussed above, the Company completed a private placement offering of 16,000,000 shares of its common stock for an aggregate gross purchase price of $8,000,000, including $745,000 of exchanged debt. The cash costs of the private placement of common stock and the prior issuance of $745,000 of bridge notes were approximately $1.2 million in the aggregate, and the Company issued warrants expiring in December 2010 in connection with both financings to the placement agent and its designees to purchase an aggregate of up to 732,401 shares of the Company’s common stock at $.50 per share. The common stock of Clear Skies Solar, Inc. trades on the over the counter bulletin board under the symbol CSKH:OB.

The Company agreed to file a registration statement with the Securities and Exchange Commission within ninety days of the closing of the private placement (by March 23, 2008) seeking registration of the 16,000,000 shares as well as shares issuable under certain warrants and an option issued in connection with the sale of the bridge notes and to two consultants. The Company also agreed to use its best efforts to cause the registration statement to become effective within 180 days of the closing of the private placement. If either obligation was not met, the Company was required to pay the purchasers of the 16,000,000 shares, pro rata liquidated damages of $80,000 per month (or approximately $2,700 per day for periods less than a full month). The Company filed the registration statement with the Securities and Exchange Commission four days after the expiration of the ninety day period. That registration statement did not become effective until July 29, 2008 resulting in a total amount of liquidated damages of approximately $110,000 which was payable in cash or in stock at the Company’s option. The Company elected to pay this amount in stock. A total of 187,991 shares were issued in August 2008 in satisfaction of this obligation.
3. Summary of significant accounting policies
Accounts Receivable and Allowance for Doubtful Accounts
The Company regularly evaluates the collectability of its accounts receivable. The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past bad debts and collections and current credit conditions. Accounts receivable are written-off as uncollectible on a case-by-case basis at the discretion of management. Accounts receivable consist of trade receivables and when applicable amounts due from state agencies for rebates on state-approved solar systems installed. A total of $37,080 of rebates was included in accounts receivable at September 30, 2008. When the Company sells systems with a rebate component, the savings is passed directly to the customer and the Company takes ownership of the rebate receivable from the applicable state agency.
Inventories
Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method or the weighted average method. The inventory balance, which includes materials, labor and manufacturing overhead costs, is recorded net of an allowance for obsolete or unmarketable inventories. Such allowance is based upon both historical experience and management’s understanding of market conditions and forecasts of future product demand. In addition, items in inventories in excess of one year’s usage are compared to the allowance for adequacy. If the actual amount of obsolete or unmarketable inventories significantly exceeds the estimated allowance, the Company’s cost of sales, gross profit and net earnings would be significantly affected.
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
The Company recognizes revenue from its contracts over the contractual period under the percentage-of-completion (“POC”) method of accounting. Under the POC method of accounting, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Recognized revenue that will not be billed under the terms of the contract until a later date are recorded as an asset captioned “Costs and estimated earnings in excess of billings on uncompleted contracts.” Contracts where billings to date have exceeded recognized revenue are recorded as a liability captioned “Billings in excess of costs and estimated earnings on uncompleted contracts.” Changes to the original estimates may be required during the life of the contract. Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in cost of sales in the period the change becomes known. The use of the POC method of accounting involves considerable use of estimates in determining revenue, costs and profits and in assigning the amounts to accounting periods. As a result, there can be a significant disparity between earnings (both for accounting and taxes) as reported and actual cash received by the Company during any reporting period. The Company continually evaluates all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting; however, it is not assured that its estimates will be accurate. If the Company’s estimates are not accurate or a contract is terminated, it will be forced to adjust revenue in later periods. Furthermore, even if its estimates are accurate, the Company may have a shortfall in its cash flow and it may need to borrow money to fund its work in process or to pay taxes until the reported earnings materialize to actual cash receipts.

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
The Company carries inventories as it needs to buy materials in advance of anticipated orders due to possible long lead times at vendors. In addition, the Company will have purchased material at job sites prior to installation and completion of the job. Costs incurred of approximately $290,000 as of September 30, 2008, to acquire materials that were purchased for certain jobs which had not been completed as of the balance sheet date are included in costs and estimated earnings in excess of billings.
Loss Per Share
The Company complies with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires dual presentation of basic and diluted income/loss per share for all periods presented. Basic income/loss per share excludes dilution and is computed by dividing income/loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income/loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income/loss of the Company. The difference between the number of shares used to compute basic income/loss per share and diluted income/loss per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. As the Company reported a net loss for the nine and three month periods ended September 30, 2008 and 2007, the effects of the 3,687,121 shares issuable on exercise of outstanding warrants and options as of September 30, 2008 has not been considered in the diluted net loss per common share since these dilutive securities would reduce the loss per common share and become anti-dilutive.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective as of November 15, 2007. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.
In February 2007, the FASB issued SFAS No. 159, ''The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115”, (''SFAS 159’’). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective as of the beginning of fiscal 2008. The adoption of this statement did not have a material effect on our financial position or results of operations since the Company did not elect to measure any applicable assets and liabilities at fair value.

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
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company’s consolidated financial statements.
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
4. Liquidity and capital resources
Since inception, the Company has incurred losses and negative cash flows from operations and at September 30, 2008, the Company has an accumulated deficit of approximately $9.6 million. In December 2007, the Company completed a private placement of 16 million shares of its common stock and received net proceeds of approximately $5.9 million, excluding the cancellation of $745,000 of debt. At September 30, 2008, the Company’s cash balance was approximately $0.3 million plus approximately $613,000 of accounts receivable and approximately $290,000 of costs and estimated earnings in excess of billings. Based upon management’s current forecast of future revenue and expenses, the Company believes that its cash resources will be adequate to fund operations in 2008. There can be no assurance that the Company’s future cash flow will be sufficient to meet its obligations and commitments. If revenues from operations turn out to be insufficient to meet the Company’s projected capital needs, or if management’s forecasts prove inaccurate, then the Company will experience a cash shortage and will likely be required to raise additional capital through equity or debt financings, the sale of assets, or other means. There can be no assurance that any such actions could be effected on a timely basis or on satisfactory terms or at all, or that these actions would enable the Company to continue to satisfy its capital requirements which would have a negative impact on operations.

5. Prepaid expenses and investor relations fees
Prepaid expenses and prepaid investor relation fees at September 30, 2008 and December 31, 2007 are as follows:

	September 30,	December 31,
	2008	2007
Payments to US public and investor relations firms	$262,313	$14,000
Payment to a European investor relations firm	—	394,790
Prepayment of compensation to be amortized over the periods in which the services will be rendered	—	201,610

Prepaid insurance premiums	17,330	35,244

Totals	$279,643	$645,644

The Company has entered into agreements with several firms in the US to provide it with both public relations and investor relations advice and services over periods from one to three years. These agreements call for payments in both cash and common stock and payments are being amortized over the period of each agreement. In addition to the amounts above, the Company has committed to pay monthly retainers to the above firms ranging from $5,000 to $15,000 per month over the life of the agreement. The payment to the European firm was originally pursuant to a six month agreement and represented an advance payment of anticipated out of pocket expenses of the consultant in 2008. The agreement was subsequently terminated and the European firm returned $167,988 on April 24, 2008, which was the balance of uncommitted funds. In the first nine months of 2008, $327,000 was charged to earnings.
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
In September 2005, the Company agreed to grant 120,000 shares (exchanged for 232,553 shares in the Reverse Merger) to three individuals for agreeing to serve on the Board of Directors for a three-year term. The fair value of these shares at the date of such agreement was estimated to be approximately $96,000. For the nine and three months ended September 30, 2008 and 2007, the Company recorded Board of Director fees and compensation expense, which are included in general and administrative expenses, of approximately $21,000, zero, $83,000 and $67,000, respectively, for these shares. Included in other assets as of September 30, 2008 and December 31, 2007 are deferred Board of Director fees of approximately zero and $44,000, respectively.
As a result of the above transactions, capital advances of $310,000 in September 2005 and $200,000 in April 2006, and services performed in exchange for shares issued prior to 2006, the Company became contractually obligated to issue shares in excess of its 200 authorized shares (“Old Shares of Clear Skies Group, Inc.”). As a result, the Company recorded a liability of approximately $894,000 as of December 31, 2006 for the value of the contractual obligations. Due to the contractual obligation to issue the excess shares, the Board of Directors, with stockholder approval, passed a resolution to increase the number of authorized shares to 10,000,000. On January 30, 2007, the certificate of incorporation (the “Charter”) was officially amended to authorize the Company to issue 10,000,000 shares (“New Shares of Clear Skies Group, Inc.”) of $0.01 par value common stock. Concurrently with the amendment to the Charter, the Company’s sole shareholder was issued 1,570,000 New Shares of Clear Skies Group, Inc. (exchanged for 3,042,570 shares in the Reverse Merger) in exchange for the Old Shares of Clear Skies Group, Inc. previously issued. Upon the amendment to the Charter, the obligation to issue 1,042,500 shares of CSG common stock (exchanged for 2,020,297 in the Reverse Merger) was fulfilled and the liability was reclassified to Stockholders’ Equity as Common Stock to the extent of par value with the excess classified as Additional Paid-In Capital. The Company was obligated under a contract with a public relations consultant to issue $4,500 worth of its common stock to the consultant each month during the term of the contract which expired on September 30, 2008. The Board determined the value of the shares for each month at the closing price of the Company’s common stock on the last trading day of the prior month.

7. Related party transactions
In April 2007, the Company issued 40,000 shares (exchanged for 77,517 shares in the Reverse Merger) to an individual who was a director as compensation for services rendered other than as a director. The fair value of these shares at issuance was estimated to be approximately $33,000 which was recorded as service fees and included in general and administrative expenses for the nine months ended September 30, 2007. In June 2008, the Company issued an option to an individual who is a director as compensation for services rendered other than as a director. The option allows the individual to purchase up to 50,000 shares of the Company’s common stock at $1.21 per share and expires in December 2009. The fair value of the option at issuance was estimated to be $33,000 which was recorded as a service fee and included in general and administrative expenses for the nine months ended September 30, 2008.
Several of the Company’s officers and directors, or their affiliates, have from time to time extended loans to the Company or agreed to defer compensation payable to them in order to fund the Company’s operating expenses. In this regard: (i) Quixotic Systems, Inc. (“Quixotic”) loaned $285,000 at 10% interest compounded daily, which had been repaid in full as of December 31, 2007; and (ii) Gelvin Stevenson loaned $20,000 all of which had been repaid in full as of December 31, 2007. Furthermore, Ezra Green, the Company’s Chairman and Chief Executive Officer, agreed to the deferral of $73,259 of his compensation (of which $69,366 was unpaid and included in accrued expenses as of December 31, 2007). As of March 18, 2008, Mr. Green’s deferred compensation had been repaid in full. Mr. Green advanced $30,275 to the Company in 2006 and an additional $70,037 in 2007 (which has been recorded as a balance of $100,312 due to related party at December 31, 2007). This related party balance was also repaid in full by March 18, 2008. Such loans and other arrangements were interest free (except for Quixotic) and have not been memorialized by written promissory notes. At December 31, 2007, there were miscellaneous amounts due to related parties of approximately $4,000 which were paid in March, 2008. As of September 30, 2008 no related party loans were outstanding.
8. Stock Options and Warrants
In accordance with Statement on Auditing Standards ("SAS") No. 123(R), the Company uses the Black-Scholes option pricing model to measure the fair value of its Option awards granted in 2007 as part of or after the Reverse Merger described in Note 1. All Option awards granted prior to the Reverse Merger transaction described in Note 2 were exchanged for common stock as part of that transaction. The Black-Scholes model requires the input of highly subjective assumptions including volatility, expected term, risk-free interest rate and dividend yield. As the Options were granted to non-employee consultants the resulting fair value is recorded as consulting expense on a straight-line basis over the period of service of the consultants, in this case one year. The amount of this expense charged to earnings for the nine and three months ended September 30, 2008 was $25,529 and $12,764, respectively, and no amount was charged to expense in the nine and three months ended September 30, 2007. There will be no charge against earnings in the last three months of 2008. The warrants granted to the placement agent and its designees to purchase a total of 732,401 shares at $.50 per share expiring on December 20, 2010 are reflected as offsetting charges to additional paid-in capital as of and for the year ended December 31, 2007.

In December 2007, the Company’s shareholders approved its 2007 Equity Incentive Plan which provides for the granting to both employees and non-employees of up to 2,500,000 shares of the Company’s common stock pursuant to awards of options and/or restricted stock. The 2007 Plan is administered by the Company’s Board of Directors or a committee appointed by the Board. On July 28, 2008, the Board adopted a 2008 Equity Incentive Plan. As of December 31, 2007, no options had been granted under the 2007 Plan and, at September 30, 2008, the Company had outstanding options granted under the 2007 Plan to purchase an aggregate of 2,115,000 shares of the Company’s common stock. On May 1, 2008 the Company adopted the Clear Skies Solar, Inc. 2008 Non-Employee Director Compensation Plan and, pursuant to that Plan, each of the three non-employee directors were granted options expiring in ten years to purchase 90,000 shares at $1.30 per share. The Company did not issue any stock options to employees in 2007. A summary of the Company’s stock option activity in the first nine months of 2008 for employees and two non-employees is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Shares Underlying	Price per	Term
	Options	Share	(Years)
Employees:

Outstanding, January 1, 2008	—
Granted — February 6, 2008	1,045,000	$1.59	7.68
Granted — March 31, 2008	500,000	$1.25	7.15
Granted — April 14,2008	225,000	$1.52	9.50
Granted — May 1, 2008	50,000	$1.30	9.58
Granted — July 28, 2008	510,000	$0.98	5.91
Cancelled/forfeited	(365,000)	$1.47	N/A

Outstanding, September 30, 2008	1,965,000

Non-employees:
Granted — April 2, 2008	100,000	$1.50	2.25
Granted — June 20, 2008	50,000	$1.21	1.25

Outstanding, September 30, 2008	2,115,000

The following table summarizes additional information about the assumptions used to determine the fair value of stock options granted during the nine months ended September 30, 2008:

Risk free rate	2.67% — 3.08%
Stock price volatility	121%
Dividend yield	0
Term	5 — 10 years
The estimated stock price volatility was derived based on the average volatility of 34 companies that the Company considered reasonably similar to it. The risk free rate of return was based on the yield of US Treasury debt of comparable maturities on the date of issuance of the Options.
During the nine and three months ended September 30, 2008, the Company recorded approximately $665,000 and $197,000, respectively, of stock-based compensation for issuances under this Plan. The amount of compensation expense not yet recognized is $2,074,548 which will be recognized over the next three years.
On July 28, 2008, the Company’s Board of Directors adopted the Clear Skies Solar, Inc. 2008 Equity Incentive Plan which permits the granting of up to 2,500,000 shares of the Company’s common stock pursuant to awards of incentive and non-qualified stock options and/or restricted stock. The Company plans to seek shareholder approval of the 2008 Plan, and, in order for any awards thereunder to qualify as incentive stock options, the Company must obtain such approval by July 27, 2009. Options granted under the 2008 Plan must have a duration of not more than ten years and, if an incentive stock option, then it must have an exercise price of not less than the Fair Market Value (as defined in the 2008 Plan) on the date of grant.
As of September 30, 2008, the Company’s outstanding options had no intrinsic value due to the stock price on that date.
As of September 30, 2008, options granted to non-employees may be exercised to purchase a total of 125,000 shares and no options granted to employees may be exercised.

9. Contracts
The Company generates billings based on the fulfillment of milestones, which are set forth in the signed contract for each project. Milestones may include, but are not limited to, initial permits being obtained, delivery of materials, and when installation is subsequently complete.

As of September 30, 2008 and December 31, 2007	2008	2007

Costs incurred on contracts	$2,250,251	$355,183
Estimated earnings, less foreseeable losses	451,971	30,610

	2,702,222	385,793
Billings to date	(2,429,995)	(393,159)

Net costs and estimated earnings/losses in excess of billings	$272,227	$(7,366)

These amounts are included in the accompanying September 30, 2008 and December 31, 2007 balance sheets under the following captions:
Costs and estimated earnings in excess of billings	$289,627	$27,641
Billings in excess of costs and estimated earnings	(17,400)	(35,007)

	$272,227	$(7,366)

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
Employment agreements
The Company has entered into two year employment agreements with several employees providing for severance arrangements. The severance arrangements become Company obligations if the Company terminates such contract without “cause” or if the covered employee terminates his contract with “good reason” (as such terms are defined in the relevant agreement) and vary in amount (based on the salary in effect on such termination date) and duration from three months to the remainder of the contract term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion should be read in conjunction with our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and the notes thereto, as well as the other sections of this Quarterly Report and our Annual Report for the year ended December 31, 2007 on Form 10-KSB as amended, including the “Certain Risks and Uncertainties” and “Description of Business” sections thereof. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Quarterly Report and our Annual Report for the year ended December 31, 2007 on Form 10-KSB as amended. Our actual results may differ materially.
Overview
We deliver turnkey solar electricity installations and renewable energy technology solutions to commercial, industrial and residential developer customers. Our primary business is the design and installation of photovoltaic (sometimes called “solar electric” or “PV” for short) solar power systems for the commercial, industrial and residential developer markets. We have developed certain proprietary photovoltaic panel mounting systems and trade secrets that we believe reduce the required man-hours for system installations. We have also developed XTRAX®, our patented remote monitoring solution for measuring the production of renewable energy systems, among other things. We currently serve customers in California, New York and New Jersey. We also plan to expand to other locations where the amount of sunshine, the cost of electricity and/or the availability of governmental rebates make prospects of solar energy system sales appear attractive.
Clear Skies Group, Inc. was incorporated in New York on September 23, 2003 and began operations in August 2005. As a result of the reverse merger transaction that we consummated on December 20, 2007, our historical financial statements for periods prior to the reverse merger are those of Clear Skies Group, Inc.
Since we began operations we have incurred annual net losses. As of September 30, 2008, we had an accumulated deficit of $9,559,460 and we expect to incur additional losses in the foreseeable future. Our revenues during the nine months ended September 30, 2008 and 2007 was $2,328,165 and $320,340, respectively. We recognized net losses of $4,889,864 (or a basic and diluted loss of $.16 per common share) for the nine months ended September 30, 2008 and a net loss of $2,106,480 (or a basic and diluted loss of $.36 per common share) for the comparable period in 2007.
Since our inception, we have financed our operations primarily through sales of equity and debt securities. From inception through September 30, 2008, we received net offering proceeds from private sales of equity and debt securities (after deducting placement agents’ discounts, commissions and expenses, and our offering expenses) of $6,843,000 in the aggregate.
Based on current plans and assumptions, we believe that our current financial resources, together with our expected revenues from operations, will be adequate to fund our operations in 2008. Beyond 2008, we will require further financing of our operations before we are able to achieve positive cash flow. There can be no assurance that we will ever generate sufficient revenues to provide positive cash flows from operations. Depending on our actual future results of operations and whether we engage in any strategic transaction or other activities that may consume funds, we may need to raise additional funds through additional public or private offerings of our securities. No assurance can be given that additional sources of funds will be available to us on reasonable terms or at all.
Depending upon the needs of our customers, we may have to increase our installation staff significantly in 2008 to ensure that installations can be completed while applicable rebates remain in effect. We expect that our selling and general and administrative expenses will increase in future periods, as we expand our administrative, sales and installation workforce.
We have outgrown our original offices and in June 2008 leased new office space in Mineola, New York as our headquarters which can accommodate our expected needs for the next three years. See Lease Commitments. In addition, we anticipate establishing regional field offices for our sales teams. Accordingly, we expect the rental expense component of our general and administrative expenses to increase in future periods.
We expect our immediate capital expenditures, which we do not expect to exceed approximately $200,000, will be related to completing the Beta tests and initial launch of XTRAX® as well as completing the furnishings for our new offices. Subject to industry and governmental approvals we expect to be able to have a commercial XTRAX® product during the fourth quarter of 2008. Cranes and other solar energy system installation equipment are generally available for rental on reasonable terms, and we do not have plans to acquire any.
Generally, we anticipate that our operating costs and expenses will increase in the future to support a higher level of revenues. Increased costs will be attributable to increased personnel, principally sales and installation personnel and support staff for a multi-office infrastructure and increased marketing expenditures to promote our services. In addition, as a public reporting entity, compliance with Securities and Exchange Commission regulations will substantially increase our general and administrative costs.

Results of Operations: Comparison of Three Month Periods Ended September 30, 2008 and 2007
Revenues in the third quarter of 2008 were $1,041,501, an increase of $988,594 from the $52,907 of revenue for the three months ended September 30, 2007. In the 2008 period, revenue increased as we had completed significant work on two major industrial jobs while in the 2007 quarter we only billed relatively small contract and sub-contract work that was completed later during calendar 2007. Cost of revenue in the third quarter of 2008 was $914,457, up $911,306 from the cost of revenue of $3,151 in the three months ended September 30, 2007. The gross margin in the three months ended September 30, 2008 was $127,044, an increase of $77,288 from the gross margin of $49,756 in the comparable 2007 quarter. This equates to a 12% gross margin in the third quarter of 2008 compared to an unusually high gross margin of 94% in the third quarter of 2007 due to adjustments in that quarter.
Selling expenses increased by $154,296 from the $245,112 incurred in the third quarter of 2007 to $399,408 in the comparable 2008 quarter. The increase is largely accounted for by a $150,000 increase in our marketing expenses.
General and administrative expenses were $1,463,942 for the three months ended September 30, 2008 compared to $1,255,985 in the three months ended September 30, 2007, for an increase of $207,957. This increase is largely accounted for by approximately (a) an increase in legal fees of $191,000 and (b) liquidated damages related to the effectiveness of a registration statement of $76,000.
Amortization of debt discount resulted from the embedded conversion feature of the Bridge Notes sold in the third quarter of 2007. No similar transaction occurred in the comparable 2008 period. Interest income for the three months ended September 30, 2008 resulted from the investment of excess cash from the private placement described in Note 2 above compared to no interest income in the 2007 comparable period.
Results of Operations: Comparison of Nine Month Periods Ended September 30, 2008 and 2007
Revenues in the nine months ended September 30, 2008 were $2,328,165, an increase of $2,007,825 from the $320,340 of revenue for the nine months ended September 30, 2007. In the 2008 period, revenue increased as we had completed our first major industrial job as a public company and completed significant work on two other projects while in the 2007 period we only billed smaller contract and sub-contract work. Cost of revenue in the first nine months of 2008 was $1,960,359, up $1,671,207 from the cost of revenue of $289,152 in the nine months ended September 30, 2007. The gross margin in the nine months ended September 30, 2008 was $367,806, an increase of $336,618 from the gross margin of $31,188 in the comparable 2007 period. This equates to a 10% margin in the first nine months of 2007 compared to a gross margin of 16% in the first nine months of 2008. The increase was primarily caused by the work on, and completion of, the industrial jobs in the 2008 period compared to the smaller jobs and the inherent inefficiencies in completing smaller contracts in the 2007 period which did not allow us to take advantage of economies of scale in purchasing or in completing the jobs.
Selling expenses increased by $524,612 from the $359,610 incurred in the first nine months of 2007 to $884,222 in the comparable 2008 period. The increase is largely accounted for by approximately (a) the $154,000 of public relations and consulting costs in the first nine months of 2008 compared to none in the 2007 period, (b) an increase in wages, taxes and benefits of $292,000 in 2008 over the level of the first nine months of 2007 and (c) an increase of $150,000 in marketing expenses.
General and administrative expenses were $4,404,508 for the nine months ended September 30, 2008 compared to $1,527,214 in the nine months ended September 30, 2007, for an increase of $2,877,294. This increase is largely accounted for by approximately (a) an increase in legal fees of $692,000, (b) incurring $846,000 of investor relations expenses in the first nine months of 2008 compared to none in the 2007 period, (c) an increase in compensation, salaries and related benefits of $616,000, (d) an increase in non-cash compensation of $107,000, (e) an increase in consulting fee of $137,000, (f) an increase in engineering expenses of $181,000, (g) liquidated damages related to the effectiveness of a registration statement of $110,000 and (h) business travel costs of $97,000.
Amortization of debt discount resulted from the embedded conversion feature of the Bridge Notes sold in the third quarter of 2007. No similar transaction occurred in the comparable 2008 period. Interest income for the nine months ended September 30, 2008 resulted from the investment of excess cash from the private placement described in Note 2 above compared to no interest income in the 2007 comparable period.

Liquidity and Capital Resources
At September 30, 2008, we had an accumulated deficit of $9,559,460 and we expect to incur additional losses in the foreseeable future. While we have funded our operations since inception through private placements of equity and bridge loans, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.
At September 30, 2008, we had approximately $251,000 in cash and cash equivalents. We believe that our existing funds and collections of our accounts receivable of approximately $613,000 and costs and estimated earnings in excess of billings of approximately $290,000 will be sufficient to fund our currently planned operations at least through December 31, 2008. If the Company is unable to successfully implement our business plan, or if our plans are modified, then current resources may be exhausted sooner.
Clear Skies Group, Inc. began operations in August 2005, and raised $310,000 of gross proceeds from a private placement offering of securities to Rudd-Klein Alternative Energy, LLC (“Rudd-Klein”) that closed on September 30, 2005. On April 18, 2006, Rudd-Klein funded the remaining $100,000 of the purchase price in such private placement. On April 25, 2006, Clear Skies Group, Inc. sold its common stock in an additional private placement transaction that raised gross proceeds of $100,000. From April 26, 2007 through July 26, 2007, Clear Skies Group, Inc. sold its common stock and warrants to two separate purchasers in a series of private placement transactions that raised aggregate gross proceeds of $95,000. In the quarter ended September 30, 2007, Clear Skies Group, Inc. issued an aggregate of $745,000 principal amount of bridge notes in a private placement transaction. The purchasers of such bridge notes paid an aggregate gross purchase price of $745,000 for such Bridge Notes and shares of common stock of Clear Skies Group, Inc. In accordance with the terms of the Bridge Notes, the holders of all $745,000 of outstanding principal amount of Bridge Notes invested in our private placement that closed in December 2007 by exchanging the Bridge Notes for an aggregate of 1,490,000 shares of our common stock (i.e. the number of shares of our common stock offered for sale in the Private Placement for an aggregate purchase price of $745,000). The accrued interest on the Bridge Notes was paid out of the proceeds of the December 2007 private placement. In the fourth quarter of 2007, Clear Skies Group, Inc. borrowed an aggregate of $250,000 and issued 8% promissory notes to evidence such borrowing, which notes were repaid upon closing of the private placement in December 2007. In closings on December 20, 2007 and December 24, 2007, we raised an aggregate of approximately $5,931,000 in net proceeds (in addition to eliminating $745,000 of indebtedness) from the private placement of 16,000,000 shares of our common stock.
Several of our officers and directors, or their affiliates, have from time to time extended loans to Clear Skies Group, Inc. or agreed to defer compensation payable to them in order to fund our operating expenses. In this regard: (i) Quixotic Systems, Inc. (“Quixotic”), an affiliate of Richard Klein, who is a member of our board of directors, loaned $285,000 ($175,000 of which constitute amounts Quixotic has paid in connection with a settlement agreement among Quixotic, Alpha Energy and Clear Skies Group, Inc., dated as of August 30, 2007), which loan had been repaid in full, together with 10% interest compounded daily, by December 31, 2007; and (ii) Gelvin Stevenson, our Secretary and Treasurer loaned $20,000, which had been repaid in full as of December 31, 2007. Furthermore, Ezra Green, our Chairman and Chief Executive Officer, agreed to the deferral of $73,259 of his compensation, of which $69,366 remained unpaid as of December 31, 2007 (and was recorded as a balance due to related party at December 31, 2007). As of March 18, 2008, Mr. Green’s deferred compensation had been paid in full. In addition, Mr. Green had advanced $30,275 to us in 2006 and an additional $70,037 to us in 2007 (which has been recorded as a balance of $100,312 due to related party at December 31, 2007). This related party amount was also repaid in full by March 18, 2008. Such loans and other arrangements were interest free (except for Quixotic) and had not been memorialized by written promissory notes. In consideration for the extension and maintenance of such credit and deferral of salary, on May 7, 2007, Clear Skies Group, Inc. granted Mr. Green, Quixotic and Dr. Stevenson securities that were exchanged for 610,452, 290,691 and 77,517 shares of our common stock, respectively, in our reverse merger.

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
We expect to put our capital resources, which included $250,684 of cash and cash equivalents at September 30, 2008, as well as future collections of accounts receivable of $612,512 and costs and estimated earnings in excess of billings of $289,627, to the following uses:
•	payment of operating expenses;

•	towards our $500,000 budget for the engagement of investor relations and public relations firms for the twelve months following the closing of the reverse merger;

•	possibly for strategic acquisitions, if and to the extent we determine appropriate;

•	furnishing our new offices;

•	completion of beta testing and commercialization of XTRAX®; and

•	for general working capital purposes.
Commitments and Contingencies
We occupy premises consisting of 3,356 square feet in a modern office building pursuant to a seven year lease. Annual fixed rent under this lease is $93,968 in the first year escalating to $115,510 in the seventh year. Additional payments are due for electricity and real estate tax escalation in amounts to be determined in each future year. We have provided a letter of credit as security under this lease in the initial amount of $113,634 which reduces to $56,817 after two years and to $28,408 after four years. We have also leased a copier at the rate of $370 per month for three years and have a month-to-month lease for warehouse space in California City, California, at the rate of $.50 per square foot used. Monthly rental payments for this warehouse in the past have not exceeded $1,500. Our obligations for each of the next five calendar years are:

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
Off-Balance Sheet Arrangements
We did not engage in any off-balance sheet arrangements during the nine month periods ended September 30, 2008 and 2007.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Due to our status as a smaller reporting company, this Item is not required.

Item 4T. Controls and Procedures.
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures have not been operating effectively as of the end of the period covered by this report. We have made significant steps towards remediation and believe that the revised disclosure controls and procedures will be shown to operate effectively when tested.
In connection with the preparation of our Annual Report on Form 10-KSB, as amended, management identified a material weakness, due to insufficient resources in our accounting and finance department, resulting in (i) an ineffective review, monitoring and analysis of schedules, reconciliations and financial statement disclosures and (ii) the misapplication of U.S. GAAP and SEC reporting requirements. Due to the effect of the lack of resources, including a lack of resources that are appropriately qualified in the areas of U.S. GAAP and SEC reporting, and the potential impact on the financial statements and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, there is more than a remote likelihood that a material misstatement of the financial statements would not have been prevented or detected for the year ended December 31, 2007.
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
The implementation of these remediation plans has been initiated and will continue during the remainder of fiscal 2008. The material weakness will not be considered remediated until the applicable remedial procedures are tested and management has concluded that the procedures are operating effectively. Management recognizes that use of our financial resources will be required not only for implementation of these measures, but also for testing their effectiveness and has retained an outside service provider to assist in this process.
If we are not able to implement controls to avoid the occurrence of material weaknesses in our internal control over financial reporting in the future, then we might report results that are not consistent with our actual results and we may need to restate results that will have been previously reported.
Changes in Internal Control over Financial Reporting
The following changes in our internal control over financial reporting were implemented during the quarter ended September 30, 2008 and have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:
•	The purchase and installation of new accounting software;

•	The retention of an outside service provider to review and test our internal control over financial reporting; and

•	The establishment of a timeline for review and completion of the financial reports to be included in our Forms 10-Q and 10-K.

PART II
OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended September 30, 2008, we have issued unregistered securities to the persons described below. These transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. Each sale of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, and/or Rule 506 of Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.
On July 1, 2008 and August 11, 2008, we issued 3,813 shares and 6,428 shares, respectively, of our common stock to an investor relations firm as compensation for services provided to us pursuant to the Letter Agreement, dated October 7, 2007, between Clear Skies Group, Inc. and Avalanche Strategic Communications. Each issuance to Avalanche was due on the first day of each month and was valued at $4,500 based on the closing price of the Company’s common stock on the last trading day of the preceding month.
On August 12 and 18, 2008, we issued a total of 30,280 shares of our common stock upon the exercise of a warrant issued in connection with our Private Placement.
On August 14, 2008, we issued 187,991 shares of our common stock to purchasers of common stock in our Private Placement as liquidated damages due to the late filing and late effectiveness of a registration statement.
Item 6. Exhibits.
The following exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit No.		Description
10.1		Clear Skies Solar, Inc. 2008 Equity Incentive Plan (1)
10.2		Summary sheet of amendment, dated July 28, 2008, to the terms of Employment Agreement, dated December 31, 2007, by and between Clear Skies Holdings, Inc. and Arthur L. Goldberg (1)
10.3		Summary sheet of amendment, dated July 28, 2008, to the terms of Employment Agreement, dated March 19, 2008, by and between Clear Skies Solar, Inc. and Thomas J. Oliveri (1)
31.1	*	Section 302 Certification of Principal Executive Officer
31.2	*	Section 302 Certification of Principal Financial Officer
32.1	*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith

(1)	Incorporated hereby by reference to the copy of such document included as an exhibit to our form 10-Q for the three and six months ended June 30, 2008 filed on August 12, 2008.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR SKIES SOLAR, INC.
Date: November 13, 2008	By:	/s/ Ezra J. Green
		Name:	Ezra J. Green
		Title:	Chairman & Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2008	By:	/s/ Arthur L. Goldberg
		Name:	Arthur L. Goldberg
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description
10.1		Clear Skies Solar, Inc. 2008 Equity Incentive Plan (1)
10.2		Summary sheet of amendment, dated July 28, 2008, to the terms of Employment Agreement, dated December 31, 2007, by and between Clear Skies Holdings, Inc. and Arthur L. Goldberg (1)
10.3		Summary sheet of amendment, dated July 28, 2008, to the terms of Employment Agreement, dated March 19, 2008, by and between Clear Skies Solar, Inc. and Thomas J. Oliveri (1)
31.1	*	Section 302 Certification of Principal Executive Officer
31.2	*	Section 302 Certification of Principal Financial Officer
32.1	*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith

(1)	Incorporated hereby by reference to the copy of such document included as an exhibit to our form 10-Q for the three months ended June 30, 2008 filed on August 12, 2008.