Form 10-K
period 2008-12-31
Clear Skies Solar, Inc
filed 2009-05-15
CIK 1402857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission file number 000-53105

CLEAR SKIES SOLAR, INC.
(Exact name of registrant as specified in charter)

Delaware	30-0401535
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

200 Old Country Road, Suite 610
Mineola, New York	11501-4241
(Address of Principal Executive Offices)	(Zip Code)
(516) 282-7652

(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:  None

Name of Each Exchange
Title Of Each Class	on Which Registered

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.001 par value per share
Title of Class

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.   (Check one):

  Large accelerated filer ☐               Accelerated filer ☐             Non-accelerated filer  ☐
Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $3,094,333 computed by reference to the closing price of the common stock on May 8, 2009.   For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of May 8, 2009 was 40,498,844.

DOCUMENTS INCORPORATED BY REFERENCE – None

CLEAR SKIES SOLAR, INC.
Table of Contents

PART I
Item 1. Business.

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

Our Business

We are a designer, integrator and installer of solar power systems. We market, sell, design and install systems for commercial and industrial customers and to developers of residential properties, sourcing components (such as solar modules and inverters) from third-party manufacturers. We commenced operations in August 2005 and received our initial funding in September 2005. We used those funds and shares of our stock to acquire certain assets, including licenses and certifications, from S&T Electric and TAL Design & Construction, a design and construction firm owned by Ezra Green, our Chief Executive Officer, to file patent applications with respect to proprietary technology we had developed, and to fund our operations. S&T Electric was a licensed electrical contracting business that provided residential and commercial services in New York for 12 years and was owned and operated by William O’Connor, our Vice President of Operations, and another individual. We have also developed XTRAX®, a patented remote monitoring solution for measuring the production of renewable energy systems and for transmission of the data via the cellular telephone or microwave network and satellite.

Customers

We sell our solar power systems directly to commercial and industrial users and residential home developers. We maintain an internal sales and marketing staff to promote our systems. We currently serve customers in California, New York and New Jersey and perform installations through Clear Skies Group, Inc.’s licenses and those of our vendors. We also have agreements, subject to obtaining financing and local approvals, for multi-megawatt projects in Greece and India. We currently plan to expand our domestic operations to Arizona, Georgia, Nevada, New Mexico and Texas and other states where the amount of sunshine, the cost of electricity and/or the availability of governmental rebates make our prospects of solar energy system sales appear attractive to us. We derived a significant percentage of our revenues in 2007 from one or two residential customers. We currently intend to focus our activities on commercial, industrial and governmental customers and have discontinued pursuing activities in the single-family residential market. We believe that, depending upon the size of the projects, it is likely that a significant portion of our business will continue to derive from a small number of customers. There can be no assurance that the loss of any such customer would not adversely affect our business or results of operations.

Research and Development

We not only supply and install solar power systems, but we also seek to develop new technologies and products that will promote the expansion of the industry. Our commitment to improving the effectiveness of renewable energy systems has yielded developments that include proprietary photovoltaic (sometimes called “solar electric” or “PV”) panel mounting systems and trade secrets that reduce the required man-hours on system installations. During 2007 and 2008, we spent approximately $91,024 and $197,921, respectively, on research and development activity, none of which was borne directly by our customers.

Suppliers

We have purchased solar panels used in our solar power systems from Kyocera Solar, Suntech America and Sharp.  Other vendors we would consider purchasing from include, among others, Solar-Fabrik AG, General Electric, SMA American and XANTRAX. We purchased inverters principally from SatCon Power Systems.  Solar panels and inverters represent approximately two-thirds of the cost of our component requirements. Hardware and other materials are readily available for off-the-shelf purchase and make up the balance.  Although solar panels are manufactured world-wide, we are subject to market price fluctuation and vendor lead times and inventory for the components that we purchase.

Products and Services

We offer PV products and services that seek to generate revenue from initial installation activities, as well as potential recurring revenues from an installed base of customers. Such products and services include the following:

Commercial Solar Installations. We install commercial solar systems, with a focus on systems that produce one megawatt or less. This is an area of the market that we believe is underserved. The financial considerations of a project depend significantly upon the available tax credits and depreciation schedules as well as various forms of rebates.  We believe this sector offers the possibility of integrating our monitoring services and generating additional business from existing clients with multiple locations. In 2007, we were subcontractor on installation projects generating approximately $230,000 of revenues (approximately 78% of our 2007 revenues). We did not perform any subcontracting work in 2008. We are currently focusing solely on installation projects where we will act as general contractor for commercial and industrial projects.

Residential Solar Installations. We installed residential solar systems for medium to large single family homes that average a 6.5 kilowatt (KW) system which resulted in approximately 22% of our revenues in 2007. As of 2008, we discontinued our pursuit of the residential market and focused our activities as general contractor in the commercial markets, although we intend to complete our currently existing single-family residential projects.

Other Markets. In addition to commercial PV installations that include corporate buildings and multi-dwelling residential development, subject to receipt of adequate financing, we currently intend to pursue three specific additional markets: agricultural systems; petroleum field systems; and non-profit and institutional clients.

(i)
Agricultural Systems. In 2008 we completed the installation of a PV solar energy system on a dairy farm in California.  We believe that many farms (including vineyards) typically have accessible land or roof space that can accommodate a PV system that can meet their electricity needs. According to the U.S. Department of Agriculture, there are more than 21 million farms in the United States. We believe that the typical farm requires a system installation that exceeds $1 million at current prices, due to their level of power demand.

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

Industrial and Commercial Solar-thermal. Solar-thermal systems can supplement solar electric systems. These systems heat water directed to a boiler, hot water heater, or separate storage tank. Although these systems require maintenance, solar-thermal is another way to reduce reliance on fossil fuels. Solar thermal is primarily used for commercial, industrial, or large residential buildings with high water usage. This is a secondary product of ours that will be offered as a complement to commercial PV installations.

Remote Monitoring Products

XTRAX® is our patented system for remotely monitoring the energy production of renewable energy systems and provides fault notification. The design philosophy behind XTRAX® is to avoid using relatively expensive personal computers for simple monitoring tasks. The XTRAX® hardware monitor uses a minimalist approach by integrating a microcontroller, an energy measurement device, a cellular card and miscellaneous interface components to provide a small and low cost hardware platform. This platform is capable of being utilized for a variety of measurements, including but not limited to, electrical energy production, temperature, volume and flow.  It can also provide alerts if the system under measurement malfunctions.  The XTRAX® hardware monitor utilizes a database application for the retrieval and reporting of data to owners, customers, and aggregators. Data is regularly reported via the cellular telephone system and it can use microwave technology or connect via satellite. The XTRAX® system as a whole also provides users the ability to retrieve reports through a website or potentially a text message.

Once launched, we expect XTRAX® to generate high margin recurring revenues. We plan to sell XTRAX® to our installation customers as well as to other PV installers and utilities and owners (primarily residential) of existing PV installations. We believe that XTRAX® will enable us to acquire and validate Renewable Energy Credits (RECs) and provide information regarding greenhouse gas emissions that may support the generation of Carbon Credits. Development of our XTRAX® system may also open other potential markets, such as the ability to monitor heat and flow rates for such applications as irrigation, oil well monitoring, and solar-thermal measurement. We have begun beta testing of our proprietary software, and we expect to outsource the manufacturing of XTRAX® units. We currently plan to commercially launch XTRAX® during 2009.

Potential improvements in our XTRAX® technology and related applications that we are pursuing include the following:

Expanded Capabilities. We are working to configure XTRAX® to monitor additional parameters including heat and liquid flow. This would open the possibility of our pursuing the following applications, either directly or through licensing:

(i)	Remote verification of water usage quantities, flow rate, and quality. Potential customers range from golf courses to municipalities to irrigation systems to environmental testing.

(ii)	Remotely monitoring the volume of petroleum storage tanks.

(iii)	Remotely monitoring the production of solar-thermal energy systems.

Greater Distances We are developing MAXTRAX, a remote monitoring product that uses radio and satellite uplinks. Through this product, we hope to enable monitoring in isolated, rural locations in which XTRAX®, with its cellular capability, would not be effective. MAXTRAX is currently in the planning stage and no prototype currently exists but it is expected to utilize our patented technology.

Market Opportunity The price of oil in U.S. dollars has fluctuated widely in 2008 and into 2009 from being at its historic high to relatively low prices while overall global energy demand has been growing over the years. This volatility causes users of oil to be concerned about future costs of power. We believe that sunlight has long been a vast but underutilized source of energy. We also believe that the combination of recent solar energy technology improvements and the uncertain cost of fossil fuels will provide economic incentives for adoption of alternative energy sources. Furthermore, we believe that RECs and Carbon Credits in various countries may grow in demand if the regulatory landscape moves towards market-based cap and trade systems.

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

We believe our principal PV installation competitors in the United States include:

•	Akeena Solar, Inc., a national installer of solar power systems for residential and commercial customers, currently in California, New Jersey, New York, Pennsylvania, and Connecticut;

•	GoSolar, Inc., a PV installation company currently focused on residential systems, solar thermal, and wind power, in the Long Island region;

•	Power Light Corporation, a wholly owned subsidiary of SunPower, that is focused on large-scale commercial projects, headquartered in California, with employees throughout the U.S., Europe and Asia;

•
Premier Power Renewable Energy, Inc., provides solar power systems and solutions to residential homeowners, commercial and industrial enterprises, municipalities, and other solar energy providers in the United States and Spain. It designs, engineers, installs, and integrates photovoltaic systems.

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

•
Inverter-specific Communications. Some inverter manufacturers are attempting to improve this technology with new features, such as SMA’s Sunny Boy inverters. Such new features include communication capability in the standard inverter required on all PV system interconnections, through an optional socket modem attached to the existing power line. This software enables continuous monitoring and can record the performance of a PV system on a personal computer through the Windows-based program Sunny Data. The device can also send and receive data and commands to and from a central monitoring device.

•
Digi International Inc.’s Digi RPM is an intelligent power control and monitor device that enables users to remotely turn devices on and off, measure electrical load and monitor ambient temperature and integrate with additional devices to provide power management over Ethernet and Internet connections.

Regulatory Matters

Our operations are also subject to a variety of national, federal, state and local laws, rules and regulations relating to worker safety, zoning, building and electrical codes, and the use, storage, discharge and disposal of environmentally sensitive materials. Because we purchase and do not manufacture our solar power systems, we do not use, generate, store or discharge toxic, volatile or otherwise hazardous chemicals and wastes. We do not engage in such activities in connection with our research and development activities. We believe that we are in compliance in all material respects with all laws, rules, regulations and requirements that affect our business. Further, we believe that compliance with such laws, rules, regulations and requirements does not impose a material impediment on our ability to conduct business.

Solar Energy Industry

We believe that economic and national security issues, technological advances, environmental regulations seeking to limit emissions from the use of fossil fuels, air pollution regulations restricting the release of greenhouse gasses, aging electricity transmission infrastructure and limited and a sometimes unreliable supply of fossil fuels, has made reliance on traditional sources of fuel for generating electricity less attractive. Government policies, in the form of both regulation and incentives, have accelerated the adoption of solar technologies by businesses and consumers. For example, in the United States, the 2005 energy bill enacted for three years a 30% investment tax credit for solar which was renewed and extended for eight years in November, 2008, and in February 2009 an alternative cash rebate program was approved. In January 2006 California approved the largest solar program in the country’s history that provides for long term subsidies in the form of rebates to encourage use of solar energy where possible.

Government Subsidies and Incentives

Various subsidies and tax incentive program exist at the federal and state level to encourage the adoption of solar power including capital cost rebates, performance-based incentives, feed-in tariffs, tax credits and net metering. Capital cost rebates provide funds to customers based on the cost or size of a customer’s solar power system. Performance-based incentives provide funding to a customer based on the energy produced by their solar system. Under a feed-in tariff subsidy, the government sets prices that regulated utilities are required to pay for renewable electricity generated by end-users. The prices are set above market rates and may be differentiated based on system size or application. Feed-in tariffs pay customers for solar power system generation based on kilowatt-hours produced, at a rate generally guaranteed for a period of time. Tax credits reduce a customer’s taxes at the time the taxes are due. Under net metering, a customer can generate more energy than it uses, during which periods the electricity meter will spin backwards. During these periods, the customer “lends” electricity to the grid, retrieving an equal amount of power at a later time. Net metering programs enable end-users to sell excess solar electricity to their local utility in exchange for a credit against their utility bills. Net metering programs are usually combined with rebates, and do not provide cash payments if delivered solar electricity exceeds their utility bills. In addition, several states have adopted renewable portfolio standards, or RPS, which mandate that a certain portion of electricity delivered to customers come from a list of eligible renewable energy resources. Under a RPS the government requires regulated utilities to supply a portion of their total electricity generation in the form of electricity from renewable sources. Some programs further specify that a portion of the renewable energy quota must be from solar generated electricity.

Despite the benefits of solar power, there are also certain risks and challenges faced by users of solar power. Solar power is heavily dependent on government subsidies to promote acceptance by mass markets. We believe that the near-term growth in the solar energy industry depends significantly on the availability and size of these government subsidies and on the ability of the industry to reduce the cost of generating solar electricity. The market for solar energy products is, and for some time will continue to be, heavily dependent on public policies that support growth of solar energy. There can be no assurances that such policies will continue despite the November 2008 eight year renewal of the 30% investment tax credit applicable to solar energy projects and the February 2009 approval of the alternative cash rebate program. Decrease in the level of rebates, incentives or other governmental support for solar energy would have an adverse affect on our ability to sell our products.

Prior to its commercialization, which we currently expect to be in 2009, XTRAX® will be listed by Underwriters Laboratories (“UL”) and receive approval from the Federal Communications Commission (“FCC”) due to certain low level magnetic emissions from the XTRAX® unit. In addition, it will have to be certified by various cellular network operators as meeting technical requirements for devices that communicate via the cellular network. We currently believe that the UL listing, the FCC approval and these certifications will be obtained by such time.

Building Codes

We are required to obtain building permits and comply with local ordinances and building and electrical codes for each project, the cost of which is included in our estimated costs for each proposal.

Intellectual Property

We have a U.S. patent for a “Remote Access Energy Meter System and Method” (No. 7,336,201 – issued on February 26, 2008), which we currently intend to market as XTRAX®, and have filed other patent applications in the U.S., Europe, Canada, China and Hong Kong.  In addition to our patent and potential future patent applications, we also have trade secrets and know-how.

Our staff is actively exploring new products, devices, systems and methods for installing, monitoring and/or supporting solar installations that lower the cost and time required for installation.

Employees

We currently have 12 employees, including our officers. We expect that additional sales and installation staff will be required to close the prospects currently in our sales pipeline. We hope to keep our operating costs low by using supplemental contract labor and subcontracting portions of work to installers and other specialists, as is common in the construction industry. Our employees are not represented by any union.

Item 1 A. Risk Factors

RISK FACTORS

Investing in our common stock involves a high degree of risk. Prospective investors should carefully consider the risks described below and other information contained in this Annual Report, including our financial statements and related notes before purchasing shares of our common stock. There are numerous and varied risks that may prevent us from achieving our goals. If any of these risks actually occur our business, financial condition and results of operations may be materially adversely affected. In that case, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

Risks Related to Our Business

We currently have no projects under construction, have earned no revenue to date in 2009 and may not generate revenues in the near future.

At this time, Clear Skies has no active projects under construction.  Our last contract was completed in December 2008, except for several small residential projects that were ordered from us in 2007 or before and have been delayed for a variety of reasons.  We had no revenue in the first quarter of 2009, except for the sale of approximately $11,000 of excess solar panel inventory.  It is not certain when we will begin generating revenues again.  We are negotiating with several parties for the financing and construction of a number of solar energy projects, however there can be no assurance that we will be successful in these negotiations or that such projects would be profitable.  Even if we are successful in negotiating finance and construction agreements, since we recognize revenue under the percentage of completion method, it could be several months after signing before we begin performance and are able to report revenue on our financial statements.

Our cash resources are very limited and if we cannot raise additional funds or start generating revenues, we will not be able to pay our vendors and will probably not be able to continue as a going concern.

As of May 8, 2009, our available cash balance was approximately $20,000. Notwithstanding our recent sale of convertible notes for gross proceeds of $400,000 and borrowings of $248,464 from an unrelated third party, we will need to raise additional funds to pay outstanding vendor invoices.  Our future cash flows depend on our ability to enter into, and be paid under, contracts for the construction of solar energy projects and our ability to sell our debt and equity securities on terms satisfactory to us.  While management believes these can be accomplished, there can be no assurance that we will be successful in entering into such contracts or selling our securities, in which case we shall probably not be able to continue as a going concern.

We have a limited operating history, and it may be difficult for potential investors to evaluate our business.

Clear Skies Group, Inc. began operations in October of 2005. Our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations. Since our formation, we have generated only limited revenues. Our revenues were $2,702,178 and $298,974 for the years ended December 31, 2008 and December 31, 2007, respectively. As an early stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays inherent in a relatively new business. Investors should evaluate an investment in our Company in light of the uncertainties encountered by such companies in a competitive environment. Our business is dependent upon the implementation of our business plan, as well as our ability to enter into agreements with third parties for, among other things, the supply of photovoltaic and solar-thermal systems, on commercially favorable terms, as well as the availability and timing of financing from third parties for each project. There can be no assurance that our efforts will be successful or that we will be able to attain profitability.

We have a limited operating history and have sustained recurring losses.

Our wholly owned operating subsidiary, Clear Skies Group, Inc., was incorporated in September 2003 and has reported annual net losses since its inception. For our fiscal years ended December 31, 2008 and December 31, 2007, we experienced losses of approximately $6.8 million and $3.6 million, respectively. As of December 31, 2008, we had an accumulated deficit of approximately $11.5 million. In addition, we expect to incur additional losses in the foreseeable future, and there can be no assurance that we will ever achieve profitability. Our future viability, profitability and growth depends upon our ability to successfully operate and expand our operations. There can be no assurance that any of our efforts will prove successful or that we will not continue to incur operating losses in the future.

We will need additional financing to execute our business plan and fund operations, and such additional financing may not be available on reasonable terms or at all.

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

We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. Future financings through equity investments will be dilutive to existing stockholders.  Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other convertible securities, which will have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations.

Our ability to obtain needed financing may be impaired by such factors as the weakness of capital markets, both generally and specifically in the renewable energy industry, and the fact that we have not been profitable, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

Please see Note 15 - Subsequent Events – to our consolidated financial statements for further information concerning our recent financing activities.

We are dependent upon key personnel whose loss may adversely impact our business.

We rely heavily on the expertise, experience and continued services of our senior management, especially Ezra J. Green, our Chairman and Chief Executive Officer. The loss of Mr. Green or an inability to attract or retain other key individuals, could materially adversely affect us. We seek to compensate and motivate our executives, as well as other employees, through competitive salaries and bonus and option plans, but there can be no assurance that these programs will allow us to retain key employees or hire new key employees. As a result, if Mr. Green were to leave or be unable to serve, we could face substantial difficulty in hiring a qualified successor and could experience a loss in productivity while any such successor obtains the necessary training and experience. We have entered into an employment agreement with Mr. Green. However, there can be no assurance that the terms of the employment agreement will be sufficient to retain him.

We may not be able to effectively control and manage our growth.

Our strategy envisions a period of potentially rapid growth. We currently maintain nominal administrative and personnel capacity due to the nature of our business, and our expected growth may impose a significant burden on our future planned administrative and operational resources. The growth of our business may require significant investments of capital and increased demands on our management, workforce and facilities. We will be required to substantially expand our administrative and operational resources and attract, train, manage and retain qualified management and other personnel. Failure to do so or satisfy such increased demands would interrupt or have a material adverse effect on our business and results of operations.

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results, which could have a material adverse effect on our business, financial condition and the market value of our securities.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our reputation, business and operating results may be harmed. In connection with the preparation of Form 10-KSB for our last fiscal year (the year ended December 31, 2007), our independent registered public accountants as well as our management identified a material weakness in our internal control over financial reporting, due to insufficient resources in our accounting and finance department, resulting in (i) an ineffective review, monitoring and analysis of schedules, reconciliations and financial statement disclosures and (ii) the misapplication of U.S. GAAP and SEC reporting requirements.  These conditions were remedied during 2008 and no weakness was found as of December 31, 2008.

The period in which these material weaknesses were identified included certain non-recurring reverse merger related events that disproportionately absorbed our financial and administrative resources.   If we are not able to implement controls to avoid the occurrence of material weaknesses in our internal control over financial reporting in the future, then we might report results that are not consistent with our actual results and we may need to restate results that would have been previously reported.

We could become involved in intellectual property disputes that create a drain on our resources and could ultimately impair our assets.

We currently have one issued U.S. patent (No. 7,336,201). In addition, we rely on trade secrets and our industry expertise and know how. We do not knowingly infringe on patents, copyrights or other intellectual property rights owned by other parties; however, in the event of an infringement claim, we may be required to spend a significant amount of management time and company money to defend a claim, develop a non-infringing alternative or to obtain licenses. We may not be successful in developing such an alternative or obtaining licenses on reasonable terms, if at all. Any litigation, even if without merit, could result in substantial costs and diversion of our time and resources and could materially and adversely affect our business and operating results.

We are exposed to risks associated with product liability claims in the event that the use or installation of our products results in injury or damage.

Since the products we install are devices that produce electricity and heat, it is not likely but possible that users could be electrocuted, burned or otherwise injured or even killed by such products, whether by product malfunctions, defects, improper installation, vandalism, misuse by the customer or other causes. As a distributor and installer of products that are used by consumers, we face an inherent risk of exposure to product liability claims or class action suits in the event that the use of the solar power products we sell or install results in injury or damage, whether we are at fault or not.  Moreover, we may not have adequate resources in the event of a successful claim against us. We have general liability coverage for up to $1,000,000 and umbrella liability coverage for up to $2,000,000; we also have a policy of obtaining certificates of insurance from the property owners where we operate and requiring all subcontractors to name us as an additional insured and as a certificate holder on their policies. Furthermore, we anticipate acquiring a product liability policy once we are ready to launch our XTRAX® product, but there can be no assurance that one will be available on reasonable terms. The successful assertion of product liability claims against us could result in material reputational and/or monetary damages and, if our insurance protection is inadequate, could require us to make significant payments.

Risks Relating to Our Industry

We are dependent upon our suppliers for the components used in the systems we design and install and our major suppliers are dependent upon the continued availability and pricing of silicon and other raw materials used in solar modules.

The solar panels, inverters and other components used in our systems are purchased from a limited number of suppliers. We do not manufacture any of the components used in our solar installations. We have purchased solar panels from Kyocera Solar, Suntech America and Sharp, and we have considered buying from Solar-Fabrik AG, General Electric, SMA American and XANTRAX. We purchase inverters principally from SatCon Power Systems. We are subject to market prices for the components that we purchase for our installations, which are subject to fluctuation, as we have no supply agreements with these or other suppliers except for purchase orders on a case-by-case basis. We cannot ensure that the prices charged by our suppliers will not increase because of changes in market conditions or other factors beyond our control. An increase in the price of components used in our systems could result in reduced margins and/or an increase in costs to our customers and could have a material adverse effect on our revenues and demand for our services. Similarly, our suppliers are dependent upon the availability and pricing of silicon, one of the main materials used in manufacturing solar panels. The world market for solar panels has recently experienced a shortage of supply due to insufficient availability of silicon and then a surplus of supply as demand declined due to the worldwide financial crisis. This shortage caused the prices for solar modules to increase and the surplus caused them to decline. Such prices could increase again at any time and prediction of future prices is very difficult.  Interruptions in our ability to procure needed components for our systems, whether due to discontinuance by our suppliers, delays or failures in delivery, shortages caused by inadequate production capacity or unavailability, or for other reasons, could limit our sales and growth. Since many solar panel suppliers are located outside the United States international issues or political conditions in the countries of manufacture might impede supply and cause price increases.  In addition, increases in the prices of modules could make systems that have been sold but not yet installed unprofitable for us. There is no assurance that we will be able to have solar systems manufactured on acceptable terms or of acceptable quality, or at all, the failure of which could lead to a loss of sales and revenues.

We face intense competition, and many of our competitors have substantially greater resources than we do.

We operate in a highly competitive environment that is characterized by price fluctuations, supply shortages and rapid technological change. We compete with major international and domestic companies. Our major competitors include Akeena Solar, Global Solar, Premier Power Renewable Energy, Real Goods Solar, SPG Solar, Sun Edison and SunPower/Powerlight, as well as numerous other regional players, and other companies similar to us primarily located in our operating markets. Our competitors often have greater market recognition and substantially greater financial, technical, marketing, distribution, purchasing, manufacturing, personnel and other resources than we do. Many of our competitors are developing and are currently producing products based on new solar power technologies that may ultimately have costs similar to, or lower than, our projected costs. Many of our current and potential competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. As a result, they may be able to respond more quickly to changing customer demands or to devote greater resources to the development, promotion and sales of products than we can.

Some of our competitors own, partner with or have longer term or stronger relationships with solar cell providers which could result in them being able to obtain solar panels on a more favorable basis than we can. It is possible that new competitors or alliances among existing competitors could emerge and rapidly acquire significant market share, which would harm our business. If we fail to compete successfully, our business would suffer and we may lose or be unable to gain market share.

We may in the future compete for potential customers with solar and heating, ventilation and air conditioning system installers and service providers, electricians, utilities and other providers of solar power equipment or electric power. Competition in the solar power services industry may increase in the future, partly due to low barriers to entry. In addition, we may face competition from other alternative energy resources now in existence or developed in the future. Increased competition could result in price reductions, reduced margins or loss of market share and greater competition for qualified technical personnel.

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

If we are unsuccessful in our installation of products and provision of services to customers, we could damage or cause a material adverse change to their premises or property, which could give rise to claims against us. Any such claims could be material in dollar amount and/or could significantly damage our reputation. In addition, we are exposed to various risks and liabilities associated with placing our employees and technicians in the workplaces of others, including possible claims of errors and omissions based on the alleged actions of our personnel, including harassment, theft of client property, criminal activity and other claims.

A drop in the retail price of conventional energy or non-solar alternative energy sources may negatively impact our profitability.

We believe that a customer’s decision to purchase or install solar power capabilities is primarily driven by the cost of electricity from other sources and their anticipated return on investment resulting from purchase of a solar power system. Fluctuations in economic and market conditions that impact the prices of conventional and non-solar alternative energy sources, such as decreases in the prices of oil and other fossil fuels, could cause the demand for solar power systems to decline, which would have a negative impact on our profitability.

Existing regulations, and changes to such regulations, may present technical, regulatory and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products.

Installation of solar power systems are subject to oversight and regulation in accordance with national and local ordinances, building and electrical codes, zoning, environmental protection regulation, utility interconnection requirements for metering and other rules and regulations. If we fail to observe these shifting requirements on a national, state, or local level, in providing our products and services, we may incur claims and/or reputational damage. Changes in utility electric rates or net metering policies could also have a negative effect on our business. Government regulations or utility policies pertaining to solar power systems are unpredictable, may limit our ability to charge market rates and may result in significant additional expenses or delays and, as a result, could cause a significant reduction in our revenues and/or demand for solar energy systems and our services.

Our business depends on the availability of rebates, tax credits and other financial incentives; reduction or elimination of which would reduce the demand for our services and impair our results.

Certain states, including California, New Jersey and Arizona, offer substantial incentives to offset the cost of solar power systems. These systems can take many forms, including direct rebates, state tax credits, system performance payments and Renewable Energy Credits (RECs). In addition, the Federal government currently offers a tax credit or a cash rebate on the installation of solar power systems. This Federal Investment Tax Credit approved in 2005 was due to expire at the end of 2008 but was extended for eight years in November 2008 and the alternative of a cash rebate was enacted in February 2009.  Tax laws can be changed at any time.  Current tax rules also permit businesses to accelerate the depreciation on their system over five years. Reduction in or elimination of such tax and other incentives or delays or interruptions in the implementation of favorable federal or state laws could substantially increase the costs of our systems to customers, resulting in reduced demand for our services, and negatively affecting our sales and financial condition.

Our business strategy depends on the widespread adoption of solar power technology.

The market for solar power products is emerging and rapidly evolving, and its future success is uncertain. If solar power technology proves unsuitable for widespread commercial deployment or if demand for solar power products fails to develop sufficiently, we would be unable to generate enough revenues to achieve and sustain profitability and positive cash flow. The factors influencing the widespread adoption of solar power technology include but are not limited to:

•	cost-effectiveness of solar power technologies as compared with conventional and non-solar alternative energy technologies;

•	performance and reliability of solar power products as compared with conventional and non-solar alternative energy products;

•	success of other alternative distributed generation technologies such as fuel cells, wind power, tidal power and micro turbines;

•
fluctuations in economic and market conditions which impact the viability of conventional and non-solar alternative energy sources, such as increases or decreases in the prices of oil and other fossil fuels;

•	continued deregulation of the electric power industry and broader energy industry; and

•	availability of governmental subsidies and incentives.

Risks Relating to Our Organization and Our Common Stock

As a result of our reverse merger, Clear Skies Group, Inc. became a subsidiary of a company that is subject to the reporting requirements of federal securities laws, which is expensive and diverts resources from other projects, thus impairing our ability to grow.

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

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent registered public accountant certifications required by such Act, which may preclude us from keeping our filings with the Securities and Exchange Commission current.  Non-current reporting companies are subject to various restrictions and penalties.

Public company compliance may make it more difficult for us to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the Securities and Exchange Commission have required changes in corporate governance practices of public companies. As a public company we expect these new rules and regulations to increase our compliance costs in 2009 and beyond and to make certain activities more time consuming and costly. As a public company we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future or we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTC Bulletin Board. We did not file this Form 10-K by the original extended due date of April 15, 2009 and if this 10-K is filed after May 18, 2009 we will be delisted from the OTC Bulletin Board. If we fail to remain current in our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of our shareholders to sell their securities in the secondary market.

Persons associated with securities offerings, including consultants, may be deemed to be broker dealers, which may expose us to claims for rescission or damages.

If our securities are offered without engaging a registered broker-dealer we may face claims for rescission and other remedies. We may become engaged in costly litigation to defend these claims, which would lead to increased expenditures for legal fees and divert managements attention from operating the business. If we could not successfully defend these claims, we may be required to return proceeds of any affected offering to investors, which would harm our financial condition.

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile. Since trading of our common stock began on January 8, 2008 through May 8, 2009, the high and low bid prices of our common stock were $2.40 and $.07. The price of our stock could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in our industry;

•	competitive pricing pressures;

•	our ability to obtain working capital or project financing;

•	additions or departures of key personnel;

•	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;

•	sales of our common stock;

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	regulatory developments;

•	economic and other external factors; and

•	period-to-period fluctuations in our financial results.

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

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us that our Board of Directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

There is currently a limited trading market for our common stock, and we cannot ensure that a liquid market will be established or maintained.

Trading in our common stock began on January 8, 2008 and only a limited market has developed for the purchase and sale of our common stock. We cannot predict how liquid the market for our common stock might become. Therefore, the purchase of our shares must be considered a long-term investment acceptable only for prospective investors who are willing and can afford to accept and bear the substantial risk of the investment for an indefinite period of time. Because there is a limited public market for the resale of our shares, a prospective investor may not be able to liquidate its investment, even in the event of an emergency, and our shares may not be acceptable as collateral for a loan.

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

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued in the private placement that we closed in December 2007 after the effectiveness of the registration statement that was filed, or upon the expiration of any statutory holding period, under Rule 144, or upon expiration of lock-up periods applicable to outstanding shares, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. The shares of our common stock issued to certain of the former stockholders of Clear Skies Group, Inc. in the reverse merger will be subject to a lock-up agreement prohibiting sales of such shares for a period of 15 months following the reverse merger. Following such date, all of those shares will become freely tradable, subject to securities laws and Securities and Exchange Commission regulations regarding sales by insiders. In addition, the shares of our common stock sold in the private placement that we closed in December 2007 and the shares underlying the warrants issued to the placement agent in connection with the private placement will be freely tradable upon the earlier of: (i) effectiveness of a registration statement covering such shares, which occurred on July 29, 2008 and (ii) the date on which such shares may be sold without registration pursuant to Rule 144 (or other applicable exemption) under the Securities Act. Recent revisions to Rule 144 may result in shares of our common stock that we may issue in the future becoming eligible for resale into the public market without registration in as little as six months after their issuance.

Because our directors and executive officers are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of our other stockholders.

Our directors and executive officers own or control a significant percentage of our common stock. Our directors and executive officers may be deemed beneficially to own an aggregate of approximately 3 million shares of our common stock, representing 9.3% of the outstanding shares of our common stock. Additionally, these figures do not reflect any increase in beneficial ownership that such persons may experience in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders may vote, including the following actions:

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease approximately 3,356 square feet of office space at 200 Old Country Road, Mineola, New York from HUB Properties Trust at an initial base rental of $7,831 per month increasing to $9,626 per month pursuant to a seven year lease. We also rent storage space pursuant to an oral arrangement from United Store All for $400 per month.

Item 3. Legal Proceedings

From time to time we may be a defendant or plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, management is not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Should any liabilities incurred in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on our consolidated financial position, results of operations or cash flow at this time. Furthermore, Management of the Company does not believe that there are any proceedings to which any director, officer, or affiliate of the Company, any owner of record of the beneficially or more than five percent of the common stock of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

From September 7, 2007 through January 4, 2008, our common stock was quoted on the OTC Bulletin Board under the trading symbol “BIPO,” and since January 8, 2008, our trading symbol has been “CSKH.OB” or, after April 15, 2009 our symbol was “CSKHE.OB.” Prior to January 8, 2008, there was no active market for our common stock. For the period from January 8, 2008 through May 8, 2009, the low and high bid prices for our common stock as reported by the OTC Bulletin Board were $.07 and $2.40. The quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

The closing price of our common stock on the OTC Bulletin Board on May 8, 2009 was $.09 per share.

The following table sets forth the range of high and low sales prices as reported on the OTC Bulletin Board for the periods indicated.

	Sales Price
Period	High	Low
First quarter ended March 31, 2008	$2.40	$1.02
Second quarter ended June 30, 2008	$1.68	$.90
Third quarter ended September 30, 2008	$1.19	$.22
Fourth quarter ended December 31, 2008	$.42	$.11

Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2008, we have issued unregistered securities to the persons described below. These transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. The sale of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, and/or Rule 506 of Regulation D promulgated there under, as a transaction by an issuer not involving a public offering.

On October 7, 2008 we issued 8,333 shares of our common stock to an investor relations firm as compensation for services provided to us pursuant to the Letter Agreement, dated October 7, 2007, between Clear Skies Group, Inc. and Avalanche Strategic Communications. Each issuance to Avalanche was due on the first day of each month and was valued at $4,500 based on the closing price of the Company’s common stock on the last trading day of the preceding month.

On October 8, 2008, we issued 25,000 shares (equal to $6,225 based on the fair market value at the time of issuance) of our common stock to a consultant for services provided to us not related to our reverse merger transaction in December 2007.

Dividends

We have not previously paid any cash dividends on our common stock and do not anticipate or contemplate paying dividends on our common stock in the foreseeable future. We currently intend to use all available funds to develop our business. We can give no assurances that we will ever have excess funds available to pay dividends.

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plan approved by security holders (1)	2,425,000	$1.15	75,000

Equity compensation plan not yet approved by security holders (2)	680,000	$0.33	1,820,000

Non-employee directors compensation plan (3)	360,000	$0.79	640,000

Equity (warrant) compensation plan not approved by security holders(4)	1,202,121	$0.50	0

(1)  Represents our 2007 Equity Incentive Plan.

(2)  Represents our 2008 Equity Incentive Plan.

(3) Represents our 2008 Non-Employee Directors Compensation Plan.

(4) Represents 732,401 shares and 500,000 shares issuable upon exercise of five-year warrants with an exercise price of $0.50 per share issued to a placement agent and an investor relations consultant for private placement and consulting services, respectively.  A total of 30,280 shares have been purchased on the partial exercise of one warrant.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This discussion should be read in conjunction with our consolidated financial statements included in this Annual Report on Form 10-K and the notes thereto, as well as the other sections of this Annual Report on Form 10-K, including “Certain Risks and Uncertainties” and “Description of Business” sections thereof. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Annual Report. Our actual results may differ materially.

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

Since we began operations, we have incurred annual net losses. As of December 31, 2008, we had an accumulated deficit of $11,488,348, and we expect to incur additional losses in the foreseeable future. We recognized a net loss of $6,818,753 for the year ended December 31, 2008.

Since our inception, we have financed our operations primarily through sales of equity and debt securities. From inception through December 31, 2008, we received net offering proceeds from private sales of equity and debt securities (after deducting placement agents’ discounts, commissions and expenses, and our offering expenses) of approximately $6,800,000 in the aggregate.

Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities and entering into contracts for the financing and installation of solar energy systems and the resulting cash flows and revenues, we believe that we will have adequate resources to fund our operations in 2009.  However, there can be no assurances that we will be successful in entering into such contracts or arranging financing on terms satisfactory to us, in which case there would be significant doubt as to our ability to continue as a going concern.   As of May 8, 2009, our available cash balance was under $20,000. Notwithstanding our recent sale of convertible notes for gross proceeds of $400,000 and borrowings of $248,464 from an unrelated third party, we will need to raise additional funds to pay outstanding vendor invoices.

Depending upon the needs of our customers, we may have to increase our installation staff significantly in 2009 to ensure that installations can be completed while applicable rebates remain in effect. We expect that our selling and general and administrative expenses will increase in future periods, as we expand our administrative, sales and installation workforce.

We anticipate establishing regional field offices for our sales teams. Accordingly, we expect the rental expense component of our general and administrative expenses to increase in future periods. We currently expect that our immediate capital expenditures, which we do not expect to exceed $400,000, will be related to completing the Beta tests and the initial launch of XTRAX®, which we currently anticipate will occur in 2009. Cranes and other installation equipment are generally available for rental on reasonable terms in the locality of each project, and we do not have plans to acquire any.

Critical Accounting Policies

Revenue Recognition and Deferred Revenue: We currently have one primary revenue stream generated by our activities as a prime contractor for the design and installation of solar energy systems.  We may have other revenue if we serve as a consultant to others on solar project or, as we have done in years before 2008, work as a subcontractor for others. These revenue streams have very different characteristics and payment time cycles. Therefore, we apply a different revenue recognition policy to each category.

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

Subcontracting and Consulting Revenue. Prior to 2008 we performed installation and other services as a subcontractor. We might do so again and may also perform consulting work for others. These services differ from contract revenue as we are entitled to be compensated for subcontractor or consulting work performed prior to completion of the system. We are paid for all invoiced work so long as we complete tasks satisfactorily and invoice the client for our work in a timely manner. We will book all revenues from projects where we act as subcontractor to our income statement as they are invoiced to the client if we are reasonably assured of payment.

Cost Recognition: Contract costs include all direct materials, labor and equipment costs, and those indirect costs related to performance such as indirect labor, supplies, and tool costs. We make provisions for estimated losses on uncompleted contracts in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revenues are determined.

Costs and estimated earnings in excess of billings consist of our costs to acquire materials that we purchased for projects which had not been completed as of the relevant balance sheet date. These costs are charged to the project as they are installed.

Manufacturer and Installation Warranties: We warrant our products and services against defects in material or installation workmanship. The manufacturer’s warranty period on the solar panels and the inverters we use have a warranty period range of five to twenty-five years. We assist the customer in the event that the manufacturer’s warranty needs to be used to replace a defective panel or inverter. We offer a five-year warranty on the installation of a system and all equipment and identical supplies other than solar panels and inverters that are covered under the manufacturer’s warranty. We record a provision for the installation warranty within cost of sales — currently at 2% of contract revenue — based on historical experience and future expectations of the probable cost to be incurred in honoring our warranty commitment.   As we develop sufficient history the 2% rate may change if appropriate.

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

Results of Operations: Comparison of Fiscal 2008 and 2007

Generally, we anticipate that our operating costs and expenses will increase in the future to support a higher level of revenues. Increased costs will be attributable to increased personnel, principally sales personnel and support staff for a multi-office infrastructure and increased marketing expenditures to promote our services as well as increased installation staff.  In addition, as a public reporting entity, compliance with Securities and Exchange Commission and Sarbanes-Oxley regulations will increase our general and administrative costs.

We had a loss from operations in each of the last two fiscal years.  A major impediment to fully executing our business plan in 2008 was the failure of the U.S. Congress to renew and extend the 30% investment tax credit until enactment of the financial bailout law in November 2008 and the general crisis in the financial and capital markets.  These factors significantly reduced our ability to enter into contracts for solar energy systems and to obtain the required financing for them, including the uncertainty of the extension of the investment tax credit which would have otherwise expired at the end of 2008.  In addition, a lack of operating capital and the time spent by members of management obtaining financing adversely impacted our marketing efforts.  Accordingly, a comparison of our results of operations for the years ended December 31, 2008 and December 31, 2007 may be of limited probative value.

We have restated our financial statements as of and for the year ended December 31, 2007 (see Note 1a to the financial statements). All amounts discussed herein have been updated to conform to the restated financial statements.

Revenues

Total revenues for the year ended December 31, 2008 were $2,702,178 compared to $298,974 for the year ended December 31, 2007. This $2,403,204 increase in revenue is due to completion of three commercial projects in 2008 while in 2007 we were impacted primarily by our lack of operational capital with which to execute our business plan. The shift in focus of our marketing efforts from residential sales and installations prior to 2008 to commercial projects also had an impact. Commercial projects provide greater revenues and margins, but have significantly longer lead times than residential projects. In addition, our move towards managing our own projects rather than serving as a subcontractor has caused delays in our recognition of revenue during 2008, since subcontractor revenue is generally recognized immediately but contract revenue is recognized on the percentage of completion method.

Cost of Goods Sold

Cost of goods sold were $2,465,984 for the fiscal year ended December 31, 2008, compared to $268,707 for the prior year. The $2,197,277 increase in cost of goods sold (and the resulting decrease in gross margin from 10.1% of total revenue to 8.7%) is primarily due to the completion of three commercial projects in 2008 compared to the delay in residential contract completion which resulted in higher job costs in 2007. The average gross margin on the three commercial solar energy systems we installed in 2008 was 23.1%.The gross margin percentage of 8.7% includes the negative gross margin on old holdover single family projects due to increased costs which we were completing and the sale of excess inventory at a loss.

Costs and Estimated Earnings in Excess of Billings

Costs and estimated earnings in excess of billings were zero at December 31, 2008, compared to $27,641 at December 31, 2007.  This account consists of our costs incurred to partially install systems for certain projects that exceeded the  to date billing for that project, as of the balance sheet date.  As the work on projects begun prior to 2008 progressed in 2008, the revenue was recognized in its appropriate period.

Operating Expenses

Our operating expenses are composed of selling expenses and general and administrative expenses.  The year ended December 31, 2008 was our first year of operations as a publicly owned company.  Selling expenses in 2008 increased to $1,190,670 from $468,858 in 2007 for an increase of $721,812 or 154%.  The main causes of this increase were increased salaries and related taxes and benefits of about $319,000, marketing expenses in Greece and Spain of $169,000, public relations costs of $165,000 and higher travel costs of  approximately $56,000.

General and administrative expenses increased to $5,698,388 in 2008 from $2,294,039 in 2007, or an increase of $3,404,349 or 148%.  The major components of this increase were higher salaries and related taxes and benefits of $941,000, $836,000 of higher investor relations fees, an increase in legal fees of $517,000, an increase in non-cash amortization of the value of stock, warrants and options of $413,000, an increase in engineering and technical expenses of $220,000, the value of shares of common stock paid to those buying stock in our December 2007 financing as liquidated damages for the late effectiveness of our registration statement of $109,000 and higher consulting fees of $97,000.

Other Expenses

Interest expense in 2008 totaled $14,741 compared to $40,199 in 2007. The interest expense in 2008 was incurred in 2008 due to equipment leases and deferred payments of certain expenses.  Interest expense in 2007 was higher primarily due to payment of interest on the Bridge Notes in the face amount of $745,000.   We had interest income of $46,773 in 2008 compared to none in 2007 due to temporary investment of excess cash in 2008.  Furthermore, in 2007, we had a non-cash amortization of the debt discount expense resulting from the issuance of $745,000 of bridge notes.

Cash Flows from Operations

Non-cash items totaled $1,144,755 in 2008, compared to $1,467,966 in 2007. This decrease of $323,211 (22%) is due to the charges associated with liquidated damages paid in stock and estimated loss on contracts  and stock compensation to staff, vendors, and directors, offset by the amortization of the Bridge Notes we sold in August and September of 2007 that were exchanged for shares in the Reverse Merger.

Liquidity and Capital Resources - Going concern

At December 31, 2008, we had an accumulated deficit of $11,488,348 and it is possible that we will incur additional losses in the future. While we have funded our operations since inception from operations and through private placements of equity securities and bridge loans, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

At December 31, 2008 and March 31, 2009 we had approximately $155,000 and $8,000, respectively, in cash and cash equivalents.  Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities and entering into contracts for the financing and installation of solar energy systems and the resulting cash flows and revenues, we believe that we will have adequate resources to fund our operations in 2009.  However, there can be no assurances that we will be successful in entering into such contracts or arranging financing on terms satisfactory to us, in which case there would be significant doubt as to our ability to continue as a going concern. Notwithstanding our recent sale of convertible notes for gross proceeds of $400,000 and borrowings of $248,464 from an unrelated third party, we will need to raise additional funds to pay outstanding vendor invoices.

Clear Skies Group, Inc. began operations in August 2005, and raised $310,000 of gross proceeds from a private placement offering of securities on September 30, 2005. On April 18, 2006, that party funded the remaining $100,000 of the purchase price in such private placement. On April 25, 2006, Clear Skies Group, Inc. sold its common stock in an additional private placement transaction that raised gross proceeds of $100,000. From April 26, 2007 through July 26, 2007, Clear Skies Group, Inc. sold its common stock and warrants to two separate purchasers in a series of private placement transactions that raised aggregate gross proceeds of $95,000. In the quarter ended September 30, 2007, Clear Skies Group, Inc. issued an aggregate of $745,000 principal amount of bridge notes in a private placement transaction. The purchasers of such bridge notes paid an aggregate gross purchase price of $745,000 for such bridge notes and shares of common stock of Clear Skies Group, Inc.

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

Several of our officers and directors, or their affiliates, have from time to time extended loans to Clear Skies Group, Inc. or agreed to defer compensation payable to them in order to fund our operating expenses. In this regard: (i) Quixotic Systems, Inc. (“Quixotic”), an affiliate of Richard Klein, a former director, loaned $285,000 ($175,000 of which constitute amounts Quixotic has paid in connection with a settlement agreement in connection with the Alpha lawsuit, which loan had been repaid in full, together with 10% interest compounded daily, by December 31, 2007; and (ii) Gelvin Stevenson, a director, loaned $20,000, which had been repaid in full as of December 31, 2007. Furthermore, Ezra Green, our Chairman and Chief Executive Officer, agreed to the deferral of $73,259 of his compensation, of which $69,366 remained unpaid as of December 31, 2007 (and was booked as a balance due to related party at December 31, 2007). As of March 18, 2008, Mr. Green’s deferred compensation had been paid in full. In addition, Mr. Green had advanced $30,275 to us in 2006 and an additional $70,037 to us in 2007 (which has been booked as a balance of $100,312 due to related party at December 31, 2007). This related party transaction was also repaid in full by March 18, 2008. Such loans and other arrangements were interest free (except for Quixotic) and had not been memorialized by written promissory notes. In consideration for the extension and maintenance of such credit and deferral of salary, on May 7, 2007, Clear Skies Group, Inc. granted Mr. Green, Quixotic and Dr. Stevenson stock that was exchanged for 639,521, 242,242 and 77,518 shares of our common stock, respectively, in our reverse merger. At December 31, 2007, there was a miscellaneous amount due to a related party of approximately $4,000.

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

We expect to put our capital resources, which included $155,000 and $8,000 of cash and cash equivalents at December 31, 2008 and March 31, 2009, respectively, and the proceeds of the transaction described in Note 15 – Subsequent Events - to the following uses:

•	towards our $250,000 budget for the engagement of investor relations and public relations firms for 2009;
•	up to $400,000 for the commercialization of XTRAX®;
•	possibly for strategic acquisitions, if and to the extent we determine appropriate; and
•	for general working capital purposes.

Commitments and Contingencies

We have entered into employment agreements with Ezra J. Green to serve as our Chief Executive Officer and Chairman, with Thomas J. Oliveri to serve as our President and Chief Operating Officer and with Arthur L. Goldberg to serve as our Chief Financial Officer. These agreements were entered into in December 2007, March 2008 and January 2008, respectively, and were all amended and restated in November 2008.  The initial terms of the amended and restated agreements (the “Agreements”) are three years, with automatic one-year renewals following this three-year period in the absence of a notice of non-renewal as provided for in the Agreements.  Pursuant to the Agreements Messrs. Green, Oliveri and Goldberg are to receive minimum annual base salaries of $250,000, $200,000 and $200,000, respectively, for the first three years, and then an agreed upon salary (of not less than the amount specified above) for each future year of employment. Each of Messrs. Green, Oliveri and Goldberg will be entitled to an annual bonus of $50,000 for the twelve months ended March 31, 2009 if we record gross revenues in excess of $5,000,000 during such period and an annual bonus of $75,000 if we record gross revenues in excess of $10,000,000 during the twelve months ended March 31, 2010.  If any of such executives’ employment is terminated without cause or if any resign for good reason (as defined in their employment agreements), then we will be obligated to pay the terminated executive, as severance, his then current annual base salary and annual bonuses (as such is defined within the Agreements) for the remainder of the term.

Our Board of Directors has granted options to purchase our common stock under our 2007 and 2008 Equity Incentive Plans: to Mr. Green to purchase 250,000 shares on February 6, 2008 at $1.694 per share, 200,000 shares on March 31, 2008 at $1.32 per shares, 400,000 shares on July 28, 2008 at $1.001 per share and 425,000 shares on November 12, 2008 at $0.352 per share; to Mr. Oliveri to purchase 225,000 shares on April 14, 2008 at $1.52 per share, 75,000 shares on July 28, 2008 at $.91 per share and 187,500 shares on November 12, 2008 at $.32 per share; to Mr. Goldberg to purchase 150,000 shares on February 6, 2008 at $1.54 per share, 100,000 shares on March 31, 2008 at $1.20 per share, 50,000 shares on May 1, 2008 at $1.30 per share, 25,000 shares on July 28, 2008 at $.91 per share and 162,500 shares on November 12, 2008 at $.32 per share.

All such options vest in three equal installments on the first three anniversaries of the grant date. The options granted to Mr. Green expire five years after grant and the exercise prices are 110% of the fair market value on the date of grant. The options granted to Mr. Oliveri and Mr. Goldberg expire ten years after the grant date and the exercise prices are 100% of the fair market value on the date of grant.

We lease approximately 3,356 square feet of office space at 200 Old Country Road, Mineola, New York from HUB Properties Trust at an initial base rental of $7,831 per month increasing to $9,626 per month pursuant to a seven year lease. We also rent storage space pursuant to an oral arrangement from United Store All for $400 per month.

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

Off-Balance Sheet Arrangements

We did not engage in any off-balance sheet arrangements during the fiscal years ended December 31, 2008 or 2007.

Fluctuations in Operating Results

Our results of operations have fluctuated significantly from period to period in the past and are likely to continue to do so in the future. We anticipate that our annual results of operations will be impacted for the foreseeable future by several factors including the progress and timing of expenditures related to award of contract to us, availability and timing of financing for each project, completion of customer contracts, our research and development efforts, marketing expenses related to product launches, and market acceptance of our products. Due to these fluctuations, we believe that the period to period comparisons of our operating results are not a good indication of our future performance.

Certain Risks and Uncertainties

Certain statements in this Annual Report on Form 10-K, including certain statements contained in “Description of Business” and “Management’s Discussion and Analysis or Plan of Operation,” constitute “forward-looking statements”. The words or phrases “can be,” “may,” “could,” “would,” “expects,” “believes,” “seeks,” “estimates,” “projects” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various risks and uncertainties, including those described in the section “Risk Factors”, and we caution you that any forward-looking information provided by or on behalf of us is not a guarantee of future performance. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond our control. All such forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market rate risk

We are not exposed to market risk related to changes in interest rates and foreign currency exchanges rates.

Interest rate risk

We hold our assets in cash and cash equivalents.  We do not hold derivative financial instruments or equity securities.

Foreign currency exchange rate risk

We have no foreign currency exchange risk.  All transactions are in US dollars.

Item 8. Financial Statements.

See our financial statements beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

In connection with the preparation of this Form 10-K, our independent registered public accountants as well as our management identified a material weakness in our internal control over financial reporting for the year ended December 31, 2007, due to insufficient resources in our accounting and finance department, resulting in (i) an ineffective review, monitoring and analysis of schedules, reconciliations and financial statement disclosures and (ii) the misapplication of U.S. GAAP and SEC reporting requirements. Due to the effect of the lack of resources, including a lack of resources that are appropriately qualified in the areas of U.S. GAAP and SEC reporting, and the potential impact on the financial statements and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, there is more than a remote likelihood that a material misstatement of the annual financial statements would not have been prevented or detected for the year ended December 31, 2007.  No such situation was found to exist in connection with our fiscal year ended December 31, 2008.

The period (2007) in which these material weaknesses were identified included certain non-recurring reverse merger related events, that disproportionately absorbed our financial and administrative resources.

Management has remediated the above-mentioned weakness in our internal control over financial reporting by the following steps:

•
Hired additional accounting personnel (including a full time Chief Financial Officer hired January 21, 2008 and another full time senior level accountant hired February 11, 2008 replaced by a controller on June 16, 2008);

•	Established a detailed timeline for review and completion of financial reports to be included in our Forms 10-Q and 10-K;

•	Engaged the use of a third party accounting service provider as needed to further support and supplement our internal staff in accounting and related areas when necessary; and

•	Employed the use of appropriate supplemental SEC and U.S. GAAP checklists in connection with our closing process and the preparation of our Forms 10-Q and 10-K.

The implementation of these remediation plans were completed during fiscal 2008 and the material weakness was considered remediated.  Management recognizes that use of our financial resources will be required not only for continuation of these measures, but also for periodic testing of their effectiveness and may seek the assistance of an outside service provider to assist in this process.

If we are not able to implement controls to avoid the occurrence of material weaknesses in our internal control over financial reporting in the future, then we might report results that are not consistent with our actual results and we may need to restate results that will have been previously reported.

Change in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report on Form 10-K does not include either a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm regarding internal control over financial reporting pursuant to temporary rules of the Securities and Exchange Commission.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers,  and Corporate Governance

The following table sets forth the names and positions of our directors and executive officers and other key personnel:

Name	Age	Position
Ezra J. Green	48	Chief Executive Officer and Chairman
Robert L. Dockweiler, Jr.	48	Director of Engineering
Arthur L. Goldberg	70	Chief Financial Officer, Secretary and Treasurer
Joshua M. Goldworm	29	Vice President – Business Development
Pamela Newman, Ph.D.	61	Director
William O’Connor	45	Vice President — Operations
Thomas J. Oliveri	50	President and Chief Operating Officer
Gelvin Stevenson, Ph.D.	64	Director

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

Arthur L. Goldberg (Chief Financial Officer). Arthur Goldberg joined us as our Chief Financial Officer effective January 21, 2008. Previously he served as CFO of Milestone Scientific, Inc., a publicly traded company that had developed and is marketing a device for painless injections for both dental and medical purposes. Before that he served as Chief Administrative and Financial Officer of St. Luke’s School, a private college preparatory school. Before working at St. Luke’s School Mr. Goldberg was a partner in the firm Tatum CFO Partners, LLP from 1999 to 2006. Tatum’s business was the furnishing of CFO services on an interim or special project basis. Before Tatum Mr. Goldberg served as CFO of various public and privately owned businesses. He earned an MBA degree from the University of Chicago, JD and LLM degrees from the School of Law at New York University and his bachelor’s degree from the City College of New York. Mr. Goldberg is also a certified public accountant. Mr. Goldberg is a director of SED International Holdings, Inc., a publicly owned distributor of computer related, consumer electronic and wireless products.

Joshua M. Goldworm (Vice President – Business Development).  Joshua M. Goldworm joined Clear Skies in October of 2006 and served as our analyst and salesman until he was promoted to Vice President of Business Development in 2008.  Previously, Mr. Goldworm consulted for Mandalay Capital analyzing acquisition targets and crafting communications for sales development.  Prior to Mandalay Capital, he was an analyst at Miller Tabak Roberts Securities, LLC, a boutique securities firm, specializing in corporate, high yield, convertible and emerging market debt and distressed and reorganized equities, at which firm Mr. Goldworm prepared in-depth fundamental fixed income and convertible research reports on companies within the gaming, healthcare and waste industries.   Prior to that position Mr. Goldworm was a mortgage consultant at American Residential Mortgage. He earned his BA at the University of Colorado in 2002.

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

Thomas J. Oliveri (President and Chief Operating Officer). Thomas J. Oliveri has been our President and Chief Operating Officer since April 14, 2008. Thomas Oliveri joined CSG in April of 2008 and brings 25 years of experience as a global executive directing and managing all aspects of business operations, strategic planning, engineering, marketing, sales, operations, accounting, HR, and IT functions. His experience working in the United States, Europe, Asia, Russia, Australia, South America, and South Africa will enable CSG to expand to foreign markets as opportunities present themselves. Since 2006, Mr. Oliveri has led a corporate turnaround effort as the Head of the Equipment Flow division of Sulzer Metco, Inc., a worldwide leader in the thermal spray industry. From 1999 to 2006, Mr. Oliveri served in a variety of executive roles, eventually rising to CEO, at Global Payment Technologies, Inc., a currency validation manufacturer. From 1986 through 2000, Mr. Oliveri served in a variety of executive management positions at manufacturing companies around the world. Mr. Oliveri has a Bachelor of Science from SUNY Oswego and a Master of .Science from SUNY Stony Brook.   Mr. Oliveri is a director of Table Trac, Inc., a publicly owned company that supplies certain software systems to the gaming industry.

Gelvin Stevenson, PhD (Director). Gelvin Stevenson joined the registrant’s board of directors upon consummation of our reverse merger on December 20, 2007 and was a member of Clear Skies Group, Inc.’s board of directors since August 2005. Dr. Stevenson has been Clear Skies Group, Inc.’s Treasurer since March 2007 and was also appointed Secretary in August 2007. Dr. Stevenson is an economist and served as an Adjunct Professor of Environmental Economics at Cooper Union and Pratt Institute in 2004 and 2006, respectively. Dr. Stevenson is a Program Director for the Center for Economic and Environmental Partnership (since 2002), consults for the clean energy industry and has organized numerous financing forums for start-up clean energy companies. Dr. Stevenson has been an Investment Consultant to the Oneida Tribe of Indians of Wisconsin for over 12 years, and served as Director of Investment Responsibility for the NYC Comptroller’s Office in 1992, when it managed over $40 billion in pension funds. Dr. Stevenson was Economic and Corporate Finance Editor at Business Week magazine from 1977 to 1984, and his writings have appeared in the Business and the Real Estate Sections of the New York Times, New York Magazine and elsewhere. Dr. Stevenson formerly held a Series 7 securities license and is currently a Public Arbitrator for the Financial Industry Regulatory Authority (formerly NASD). Dr. Stevenson holds a Bachelor of Arts from Carleton College and both a Master of Arts and a Ph.D. from Washington University in St. Louis.

There are no family relationships among any of our directors and executive officers.

Corporate Governance

Director Compensation

On May 1, 2008 the Board of Directors adopted the Clear Skies Solar, Inc. 2008 Non-Employee Director Compensation Plan pursuant to which options to purchase up to one million shares of common stock may be granted to non-employee Directors of the Company.  All options must be at the fair market value on the date of grant and expire no later than ten years from the date of grant.  Such options, which are non-qualified stock options under the Internal Revenue Code, to purchase 90,000 shares at $1.30 per share each were granted to Dr. Newman and Dr. Stevenson on May 1, 2008 and options to purchase a further 90,000 shares at $0.2725 per share were granted to each of them on November 12, 2008. In addition, this Plan provides for the payment of $750 to each non-employee director for attending in person each meeting of the Board or any committee thereof and $500 if such attendance is via conference telephone.  We also reimburse our Directors for reasonable expenses incurred in connection with their services as Directors.

In September 2005, Clear Skies Group, Inc. granted its then three non-employee Directors shares of Clear Skies Group, Inc. common stock for agreeing to serve on its Board of Directors for a three year term. The shares of Clear Skies Group, Inc. common stock granted to each such Director were exchanged for 77,518 shares of our common stock in our reverse merger.

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

Code of Ethics

We adopted a code of ethics that applies to our officers, Directors and employees, including our Chief Executive Officer and our Chief Financial Officer.

Board Committees; Corporate Governance

Our Board of Directors has only one standing committee (a compensation committee which does not meet the requirements of a compensation committee for the purposes of our 2007 or 2008 Equity Incentive Plans). Our compensation committee, comprised of Dr. Newman and Dr. Stevenson, was constituted on February 6, 2008, and did not meet during the year ended December 31, 2008. We expect our Board of Directors, in the future, to appoint an audit committee, a nominating committee and a compensation committee that meets the requirements of our 2007 and 2008 Equity Incentive Plans, and to adopt charters relative to each such committee. We intend to appoint such persons to committees of the Board of Directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek listing on a national securities exchange.

Item 11. Executive Compensation

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

		Summary Compensation Table

					Non-Equity	Nonqualified
				Stock	Incentive Plan	Deferred
	Year	Salary	Bonus	Awards	Compensation	Compensation	Other	Total

Ezra Green	2008	$244,231						$244,231
CEO and Chairman (1)	2007	$98,441		$258,300			$26,559	$383,300
	2006						$125,000	$125,000

Thomas J. Oliveri
President and COO (2)	2008	$143,223						$143,223

Arthur L. Goldberg	2008	$184,923						$184,923
Chief Financial Officer,
Secretary and Treasurer (3)

Rami Mikhail	2008	$204,308						$204,308
Executive Vice President	2007	$161,538						$161,538
of Sales and Marketing (4)

(1)  On December 20, 2007, in connection with our reverse merger, Mr. Green became the registrant's Chief Executive Officer and Chairman.  Mr. Green had served in the same capacities for Clear Skies since he founded it in 2003  Other compensation consists of fees paid to a company controlled by Mr. Green for his consulting services.

(2)  Mr. Oliveri's employment as our President and Chief Operating Officer commenced on April 14, 2008.

(3)  Mr. Goldberg's employment as our Chief Financial Officer commenced on January 21. 2008.  He has also served as our Secretary and Treasurer since May 16, 2008.

(4)   Mr. Mikhail was employed from February 1, 2007 to August 12, 2008.

Employment Agreements

We have entered into employment agreements with Ezra J. Green to serve as our Chief Executive Officer and Chairman, with Thomas J. Oliveri to serve as our President and Chief Operating Officer and with Arthur L. Goldberg to serve as our Chief Financial Officer. These agreements were entered into in December 2007, March 2008 and January 2008, respectively, and were all amended and restated in November 2008.  The initial terms of the amended and restated agreements (the “Agreements”) are three years, with automatic one-year renewals following this three-year period in the absence of a notice of non-renewal as provided for in the Agreements.  Pursuant to the Agreements Messrs. Green, Oliveri and Goldberg are to receive minimum annual base salaries of $250,000, $200,000 and $200,000, respectively, for the first three years, and then an agreed upon salary (of not less than the amount specified above) for each future year of employment. Each of Messrs. Green, Oliveri and Goldberg will be entitled to an annual bonus of $50,000for the twelve months ended March 31, 2009 if we record gross revenues in excess of $5,000,000 during such period and an annual bonus of $75,000 if we record gross revenues in excess of $10,000,000 during the twelve months ended March 31, 2010.  If any of such executives’ employment is terminated without cause or if any resign for good reason (as defined in their employment agreements), then we will be obligated to pay the terminated executive, as severance, his then current annual base salary and annual bonuses (as such is defined within the Agreements) for the remainder of the term.  The three Agreements have provisions regarding non-disclosure of confidential information, non-solicitation and non-competition.  On March 17, 2009 the Board granted Mr. Green a bonus award of three million shares of common stock of the Company.

Grants of Plan-Based Awards

The following sets forth information regarding stock option awards to our named executive officers under our stock option plans for the year ended December 31, 2008 as follows:

Our Board of Directors has granted options to purchase our common stock under our 2007 and 2008 Equity Incentive Plans: to Mr. Green to purchase 250,000 shares on February 6, 2008 at $1.694 per share, 200,000 shares on March 31, 2008 at $1.32 per shares, 400,000 shares on July 28, 2008 at $1.001 per share and 425,000 shares on November 12, 2008 at $0.352 per share; to Mr. Oliveri to purchase 225,000 shares on April 14, 2008 at $1.52 per share, 75,000 shares on July 28, 2008 at $.91 per share and 187,500 shares on November 12, 2008 at $.32 per share; to Mr. Goldberg to purchase 150,000 shares on February 6, 2008 at $1.54 per share, 100,000 shares on March 31, 2008 at $1.20 per share, 50,000 shares on May 1, 2008 at $1.30 per share, 25,000 shares on July 28, 2008 at $.91 per share and 162,500 shares on November 12, 2008 at $.32 per share.

Outstanding Equity Awards at Fiscal Year-End

None of the options granted (see Grants of Plan-Based Awards above) have been exercised and therefore all are presently outstanding.

Option Exercises and Stock Vested

Our Board of Directors has granted options to purchase our common stock under our 2007 and 2008 Equity Incentive Plans: to Mr. Green to purchase 250,000 shares on February 6, 2008 at $1.694 per share, 200,000 shares on March 31, 2008 at $1.32 per shares, 400,000 shares on July 28, 2008 at $1.001 per share and 425,000 shares on November 12, 2008 at $0.352 per share; to Mr. Oliveri to purchase 225,000 shares on April 14, 2008 at $1.52 per share, 75,000 shares on July 28, 2008 at $.91 per share and 187,500 shares on November 12, 2008 at $.32 per share; to Mr. Goldberg to purchase 150,000 shares on February 6, 2008 at $1.54 per share, 100,000 shares on March 31, 2008 at $1.20 per share, 50,000 shares on May 1, 2008 at $1.30 per share, 25,000 shares on July 28, 2008 at $.91 per share and 162,500 shares on November 12, 2008 at $.32 per share.

All such options vest in three equal installments on the first three anniversaries of the grant date. The options granted to Mr. Green expire five years after grant and the exercise prices are 110% of the fair market value on the date of grant. The options granted to Mr. Oliveri and Mr. Goldberg expire ten years after the grant date and the exercise prices are 100% of the fair market value on the date of grant. No options have been exercised to date.

Pension Benefits

The Company does not have any plan which provides for payments or other benefits at, following, or in connection with retirement.

Non-qualified Deferred Compensation

The Company does not have any defined contribution or other plan which provides for the deferral of compensation on a basis that is not tax-qualified.

Director Compensation Arrangements

The following sets forth with respect to the named director, compensation information inclusive of equity awards and payments made in the year ended December 31, 2008.  The following includes only directors that were not employees of the Company.  Any director who was also an executive officer is included in the Summary Compensation Table.

On May 1, 2008 the Board of Directors adopted the Clear Skies Solar, Inc. 2008 Non-Employee Director Compensation Plan pursuant to which options to purchase up to one million shares of common stock may be granted to non-employee Directors of the Company.  All options must be at the fair market value on the date of grant and expire no later than ten years from the date of grant.  Such options, which are non-qualified stock options under the Internal Revenue Code, to purchase 90,000 shares at $1.30 per share each were granted to Dr. Newman and Dr. Stevenson on May 1, 2008 and options to purchase a further 90,000 shares at $0.2725 per share were granted to each of them on November 12, 2008. In addition, this Plan provides for the payment of $750 to each non-employee director for attending in person each meeting of the Board or any committee thereof and $500 if such attendance is via conference telephone.  We also reimburse our Directors for reasonable expenses incurred in connection with their services as Directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information as of April 15, 2009 regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) each executive officer; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o Clear Skies Solar, Inc., 200 Old Country Road, Suite 610, Mineola, New York 11501-4241.

	Number of Shares	Percentage
	Beneficially Owned	Beneficially Owned
Name of Beneficial Owner	(1)	(2)
Ezra J. Green (3)	5,574,333	13.8%
Robert L. Dockweiler (4)	136,277	*
Arthur L Goldberg (5)	100,000	*
Joshua M. Goldworm (6)	168,333	*
Pamela Newman (7)	107,518	*
William O’Connor (8)	262,553	*
Thomas J. Oliveri (9)	75,000	*
Gelvin Stevenson (10)	185,035	*

All executive officers and directors as a group (eight persons)	6,609,049	16.3%

* Represents less than 1%

  (1)  Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named beneficial owner.

  (2)  Based on 40,498,844 shares of our common stock outstanding as of May 8, 2009, together with securities exercisable or convertible into shares of Common Stock within 60 days of February 28, 2009 , for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of February 28, 2009, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

  (3)  Includes various shares of our common stock issuable upon exercise of options that are vested or exercisable within 60 days in amounts and at exercise prices as follows: 83,333 shares at $1.694 and 66,667 shares at $1.32. Does not include certain shares of our common stock issuable upon exercise of options that will not vest within 60 days with amounts and at exercise prices as follows: 166,667 shares at $1.694; 133,333 shares at $1.32, 400,000 shares at $1.001 and 425,000 shares at $.352.

  Mr. Green disclaims beneficial ownership of securities held by the Green Energy Trust which he created. He is neither a trustee nor beneficiary of the Trust.

  (4)  Includes 20,000 shares of our common stock issuable upon exercise of options that are vested with an exercise price of $1.54 per share. Does not include certain shares of our common stock issuable upon exercise of options that will not vest within 60 days with amounts and at exercise prices as follows: 40,000 shares at $1.54 and 30,000 shares at $.32.

  (5)  Includes various shares of our common stock issuable upon exercise of options that are vested or exercisable within 60 days in amounts and at exercise prices as follows: 50,000 shares at $1.54, 33,333 shares at $1.20 and 16,667 shares at $1.30. Does not include certain shares of our common stock issuable upon exercise of options that will not vest within 60 days with amounts and at exercise prices as follows: 100,000 shares at $1.54; 66,667 shares at $1.20, 33,333 shares at $1.30, 25,000 shares at $.91 and 162,500 shares at $.32.

  (6)  Includes various shares of our common stock issuable upon exercise of options that are vested or exercisable within 60 days in amounts and at exercise prices as follows: 30,000 shares at $1.54 and 33,333 shares at $1.20. Does not include certain shares of our common stock issuable upon exercise of options that will not vest within 60 days with amounts and at exercise prices as follows: 60,000 shares at $1.54; 66,667 shares at $1.20 and 95,000 shares at $.32.

  (7)  Includes 30,000 shares of our common stock issuable upon exercise of options that are exercisable within 60 days at an exercise price of $1.30. Does not include certain shares of our common stock issuable upon exercise of options that will not vest within 60 days with amounts and at exercise prices as follows: 60,000 shares at $1.30 and 90,000 shares at $.2727.

  (8)  Includes 30,000 shares of our common stock issuable upon exercise of options that are exercisable within 60 days at an exercise price of $1.54. Does not include certain shares of our common stock issuable upon exercise of options that will not vest within 60 days with amounts and at exercise prices as follows: 60,000 shares at $1.54 and 45,000 shares at $.32.

  (9) Includes 75,000 shares of our common stock issuable upon exercise of options that are exercisable within 60 days at an exercise price of $1.52. Does not include certain shares of our common stock issuable upon exercise of options that will not vest within 60 days with amounts and at exercise prices as follows: 150,000 shares at $1.52, 75,000 shares at $.91 and 187,500 shares at $.32.

  (10) Includes 30,000 shares of our common stock issuable upon exercise of options that are exercisable within 60 days at an exercise price of $1.30. Does not include certain shares of our common stock issuable upon exercise of options that will not vest within 60 days with amounts and at exercise prices as follows: 60,000 shares at $1.30 and 90,000 shares at $.2727.

Equity Compensation Plan Information

2007 and 2008 Equity Incentive Plans

We have adopted the Clear Skies Holdings, Inc. 2007 and 2008 Equity Incentive Plans, pursuant to each 2,500,000 shares of our common stock are reserved for issuance as awards to employees, directors, consultants, and other service providers. The term of the 2007 Plan is ten years from December 19, 2007 and the term of the 2008 Plan is ten years from July 28, 2008, their effective dates. At December 31, 2007, we had no outstanding awards under the 2007 Plan but options under both Plans were granted in 2008. To date, the Board of Directors has granted options to eleven of our employees to purchase a total of 3,030,000 shares of our common stock with a weighted-average exercise price of $.99 per share.

The purpose of our Plans is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. The Plan permits the grant of the following types of incentive awards:

•	Incentive stock options;

•	Non-qualified stock options; and

•	Restricted Stock.

The Plans are administered by our Board of Directors or a committee of the Board of Directors consisting of at least two directors who qualify as “independent directors” under the rules of the NASDAQ Stock Market, “non-employee directors” under Rule 16b-3 of the Securities Exchange Act of 1934, as amended, and as “outside directors” under Section 162(m) of the Internal Revenue Code of 1986, as amended. Our board of directors has not yet appointed a committee meeting the above qualifications.

Subject to the terms of the Plans, the Board of Directors as administrator has the sole discretion to select the directors, officers, employees, consultants and advisors who will receive awards, determine the terms and conditions of the awards, and interpret the provisions of the Plans and outstanding awards. Our Board of Directors generally may amend or terminate the Plans at any time and for any reason, except that no amendment, suspension, or termination may impair the rights of any participant without his or her consent, and except that approval of our stockholders is required for any amendment which:

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

The number of shares of our common stock initially reserved for issuance under the Plans is 2,500,000 in each Plan.  If any award under the Plan is cancelled prior to its exercise or vesting in full, or if the number of shares subject to an award is reduced for any reason, the shares of our stock that are no longer subject to such award will be returned to the available pool of shares reserved for issuance under the Plan, except where such reissuance is inconsistent with the provisions of Section 162(m) of the Internal Revenue Code of 1986, as amended.

We have also adopted the 2008 Non-Employee Directors Compensation Plan pursuant to which one million shares of our common stock are reserved for issuance.  The term of this Plan is ten years from May 1, 2008, its effective dates. To date, the Board of Directors has granted options to two current non-employee directors to purchase a total of 360,000 shares of our common stock with a weighted-average exercise price of $.79 per share.

The Plan provides for an automatic grant of an option to purchase 90,000 shares of our common stock upon a non-employee first being elected a Director of the Company, or being an incumbent upon adoption of the Plan.  Options vest one third on each of the first three anniversary dates of the grant of the option.

Subject to the terms of the Plans, the Board of Directors as administrator has the sole discretion to select the directors who will receive awards, determine the terms and conditions of the awards, and interpret the provisions of the Plan and outstanding awards. Our Board of Directors generally may amend or terminate the Plan at any time and for any reason, except that no amendment, suspension, or termination may impair the rights of any participant without his or her consent.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Richard Klein, a former member of our board of directors, is also the owner and Chief Executive Officer of Quixotic. From October 2005 to October 2006, Quixotic provided certain sales, back-office and engineering support to Clear Skies Group, Inc. Since October 2006, however, Quixotic’s relationship to us has been primarily as a source of referrals in the New York area for Clear Skies Group, Inc.’s installation work. Quixotic earns commissions from us for projects so referred. In lieu of paying an aggregate of $50,000 of cash commissions owed by Clear Skies Group, Inc. to Quixotic, Clear Skies Group, Inc. issued Quixotic shares of its common stock on May 7, 2007, which shares were exchanged for 48,449 shares of our common stock in the reverse merger.

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

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate audit fees billed by Davis Accounting Group, P.C. for the audit of our annual financial statements for the fiscal years ended December 31, 2007 and 2008 were $50,000.

Audit-Related Fees

There were no fees billed for other audit related services by Davis Accounting Group, P.C.

All Other Fees

There were no fees billed for professional services rendered by Davis Accounting Group, P.C. for services other than those described above, for the fiscal years ended December 31, 2007 or 2008, respectively.

Item 15. Exhibits.

Exhibit No.		Description
2.1		Agreement of Merger and Plan of Reorganization, dated as of December 19, 2007, by and among Clear Skies Holdings, Inc., Clear Skies Group, Inc. and Clear Skies Acquisition Corp. (2)
2.2		Certificate of Merger, merging Clear Skies Acquisition Corp. with and into Clear Skies Group, Inc., filed with the Secretary of State of the State of Delaware on December 19, 2007 (2)
2.3		Certificate of Merger, merging Clear Skies Acquisition Corp. with and into Clear Skies Group, Inc., filed with the Department of State of the State of New York on December 20, 2007 (2)
3.1	(a)	Certificate of Incorporation (1)
3.1	(b)	Certificate of Amendment to Certificate of Incorporation (3)
3.2		By-laws (1)
10.1		Form of Subscription Agreement (2)
10.2		Form of Placement Warrant (2)
10.3		Form of Registration Rights Agreement (2)
10.4		Form of Lock-Up Agreement (2)
10.5		Placement Agent Agreement, dated November 14, 2007, between Clear Skies Group, Inc. and Westminster Securities Corporation (2)
10.6		Form of Directors and Officers Indemnification Agreement (2)
10.7		Employment Agreement, dated December 20, 2007, by and between Clear Skies Holdings, Inc. and Ezra J. Green (2)
10.8	*	Amended and Restated Executive Employment Agreement, dated November 12, 2008 by and between Clear Skies Solar, Inc. and Ezra J. Green
10.9		Employment Agreement, dated December 20, 2007, by and between Clear Skies Holdings, Inc. and Robert Parker (2)
10.10		Clear Skies Holdings, Inc. 2007 Equity Incentive Plan (2)
10.11		Form of 2007 Incentive Stock Option Agreement (2)
10.12		Form of 2007 Non-Qualified Stock Option Agreement (2)
10.13		Clear Skies Solar, Inc. 2008 Equity Incentive Plan (9)
10.14	*	Form of 2008 Incentive Stock Option Agreement
10.15	*	Form of 2008 Non-Qualified Stock Option Agreement
10.16		Agreement of Conveyance, Transfer and Assignment of Assets and Assumptions of Obligations, dated as of December 20, 2007, between Clear Skies Holdings, Inc. and BIP Holdings, Inc. (2)
10.17		Stock Purchase Agreement, dated as of December 20, 2007 among Clear Skies Holdings, Inc., Bobby Stanley and Joseph I. Lewis (2)
10.18		Settlement Agreement and Mutual Release among Alpha Energy, Clear Skies Group, Inc. and Quixotic Systems, Inc., dated as of August 30, 2007 (2)
10.19		Indemnity and Guaranty Agreement, dated as of August 25, 2007, by Ezra Green and Clear Skies Group, Inc., jointly and severally, in favor of Quixotic Systems, Inc. (2)
10.20		Form of Note Purchase Agreement, dated as of November 7, 2007, between Clear Skies Group, Inc. and each purchaser of 8% Promissory Notes of Clear Skies Group, Inc. (2)
10.21		Form of 8% Promissory Notes of Clear Skies Group, Inc., dated November 7, 2007 (2)
10.22		Settlement Agreement and Release, dated as of November 8, 2007, among Clear Skies Group, Inc., Sustainable Profitability Group, Inc. and Mayur Subbarao (2)
10.23		Resignation Letter from Bobby Stanley, dated December 20, 2007 (2)
10.24		Employment Agreement, dated December 31, 2007, by and between Clear Skies Holdings, Inc. and Arthur L. Goldberg (4)
10.25	*	Amended and Restated Executive Employment Agreement, dated November 12, 2008 by and between Clear Skies Solar, Inc. and Arthur L. Goldberg
10.26		Summary sheet of amendment, dated February 6, 2008, to the terms of Employment Agreement, dated December 20, 2007, by and between Clear Skies Holdings, Inc. and Ezra J. Green (4)
10.27		Employment Agreement, dated March 19 2008, by and between Clear Skies Solar, Inc. and Thomas Oliveri (5)
10.28	*	Amended and Restated Executive Employment Agreement, dated November 12, 2008 by and between Clear Skies Solar, Inc. and Thomas Oliveri
10.29		Letter Agreement, dated October 7, 2007, between Clear Skies Group, Inc. and Avalanche Strategic Communications (6)

Exhibit No.		Description
10.30		Client Service Agreement, dated as of November 28, 2007, between Clear Skies Group, Inc. and PR Financial Marketing LLC (7)
10.31		Clear Skies Solar, Inc. 2008 Non-Employee Director Compensation Plan (6)
10.32	*	Amendment Number One to the Clear Skies Solar, Inc. 2008 Non-Employee Directors Compensation Plan
10.33	*	Form of 2008 Non-Employee Director Compensation Plan Non-Qualified Stock Option Agreement
10.34		Lease of new office space dated May30, 2008 (8)
10.35		Consulting Services Agreement, dated as of April 30, 2009 between the Company and Ice Cold Stocks (10)
10.36		Consulting Agreement, dated as of May 8, 2009, between the Company and Barry Honig (10)
10.37		Amendment to Consulting Agreement, dated as of May 8, 2009, between the Company and Barry Honig (10)
10.38		Subscription Agreement, dated as of May 8, 2009, by and among the Company and the subscribers listed therein (10)
10.39		Form of Convertible Promissory Note (10)
10.40		Form of Warrant to Purchase Common Stock (10)
10.41		Security Agreement, dated as of May 8, 2009, by and among the Company and the signatories thereon (10)
10.42	*	Form of Warrant issued to Kim Davis, Nominee of Ice Cold Stocks
14	*	Code of Ethics and Business Conduct adopted July 28, 2008
21.1	*	List of Subsidiaries
31.1	*	Section 302 Certification of Principal Executive Officer
31.2	*	Section 302 Certification of Principal Financial Officer
32.1	*	Section 906 Certification of Principal Executive Officer
32.2	*	Section 906 Certification of Principal Financial Officer

*	Filed herewith.

(1)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on December 19, 2007.

(2)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on December 26, 2007.

(3)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on January 30, 2008.

(4)	Incorporated herein by reference to the copy of such document included as an exhibit to our Registration Statement on Form S-1 filed on March 27, 2008.

(5)	Incorporated herein by reference to the copy of such document included as an exhibit to our Annual Report on Form 10-KSB filed on March 31, 2008.

(6)	Incorporated herein by reference to the copy of such document included as an exhibit to Amendment No. 1 to our Registration Statement on Form S-1 filed on May 23, 2008.

(7)	Incorporated herein by reference to the copy of such document included as an exhibit to Amendment No. 3 to our Registration Statement on Form S-1 filed on July 15, 2008.

(8)	Incorporated herein by reference to the copy of such document included as an exhibit to Amendment No. 2 to our Registration Statement on Form S-1 filed on June 24, 2008.

(9)	Incorporated herein by reference to the copy of such document included as an exhibit to our form 10-Q for the three months ended June 30, 2008 filed on August 12, 2008.

(10)	Incorporated herein by reference to the copy of such document included as an exhibit to our form 8-K filed on May 13, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAR SKIES SOLAR, INC.

Date: May 14, 2009	By:	/s/ Ezra J. Green Ezra J. Green
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/ Ezra J. Green Ezra J. Green	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	May 14, 2009

/s/ Arthur L. Goldberg Arthur L. Goldberg	Chief Financial Officer, Secretary and Treasure (Principal Financial Officer and Principal Accounting Officer)	May 14, 2009

/s/ Gelvin Stevenson Gelvin Stevenson, PhD	Director	May 14, 2009

/s/ Pamela J. Newman Pamela J. Newman, PhD	Director	May 14, 2009

CLEAR SKIES SOLAR, INC. AND SUBSIDIARY

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of Clear Skies Solar, Inc.:

We have audited the accompanying consolidated balance sheets of Clear Skies Solar, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2008, and 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clear Skies Solar, Inc. and subsidiaries as of December 31, 2008, and 2007, and the results of its consolidated operations and its cash flows for the each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 4 to the consolidated financial statements, the Company has established only limited sources of revenues to cover its operating costs.  As such, it has incurred an accumulated deficit, has negative working capital, and its cash resources are insufficient to carrying out its business plan.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan regarding these matters is also described in Note 4 to the consolidated financial statements.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Davis Accounting Group P.C.

Cedar City, Utah,
May 14, 2009.

CLEAR SKIES SOLAR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,	2008	2007
		Restated
ASSETS

Current assets
Cash and cash equivalents	$155,577	$4,866,842
Accounts receivable, less allowance for doubtful accounts of $65,275 and $32,775 as of December 31, 2008 and 2007, respectively	157,225	92,291
Inventory	11,113
Costs and estimated earnings in excess of billings		27,641

Total current assets	323,915	4,986,774

Property and equipment, net	192,653	13,293
Prepaid expenses and investor relations fees	195,273	645,644
Security deposit	113,634
Other assets	44,801	54,017

TOTAL ASSETS	$870,276	$5,699,728

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued expenses	$1,274,563	$788,468
Billings in excess of costs and estimated earnings	40,332	35,007
Due to related parties	—	104,410
Customer deposits	—	5,000
Obligation to issue options and warrants	47,500	9,401
Estimated loss on uncompleted contracts	109,305	0
Payroll liabilities	31,047	140,729
Installation warranty liability	56,964	7,743

Total current liabilities	1,559,711	1,090,758
Commitments and contingencies
Stockholders’ equity (deficit)
Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued or outstanding	—	—
Common stock, $.001 par value, 100,000,000 shares authorized, 31,696,066 and 30,883,723 issued and outstanding on December 31, 2008 and 2007, respectively	31,696	30,883
Additional paid-in capital	10,767,217	9,247,682
Accumulated (deficit)	(11,488,348)	(4,669,595)

Total stockholders’ equity (deficit)	(689,435)	4,608,970

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$870,276	$5,699,728

See accompanying notes to the consolidated financial statements.

CLEAR SKIES SOLAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended December 31,	2008	2007
		(Restated)

Revenues
Contract revenue	$2,476,004	$74,520
Subcontractor revenue		224,454
Other	226,174

Total revenues	2,702,178	298,974

Cost of revenues	2,465,984	268,707

Gross margin	236,194	30,267

Operating expenses
Research and development	197,921	91,024
Selling expenses	1,190,670	468,858
General and administrative expenses	5,698,388	2,294,039

	7,086,979	2,853,921

Loss from operations	(6,850,785)	(2,823,654)

Other Expenses
Interest income	46,773
Interest expense	14,741	40,199
Amortization of debt discount expense		745,000

	32,032	785,199
Provision for income taxes	-	-
Net (loss)	$(6,818,753)	$(3,608,853)

Weighted average common shares outstanding, basic and diluted	31,358,282	7,229,534

(Loss) per share, basic and diluted	$(0.22)	$(0.50)

See accompanying notes to the consolidated financial statements.

CLEAR SKIES SOLAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the years ended December 31, 2008 and 2007 (Restated)

	Common Stock		Additional Paid-
	$.001 par value		in	Accumulated
	Shares		Capital	Deficit	Total

Balance, December 31, 2006	3,042,571	$3,042	$(2,542)	$(1,060,742)	$(1,060,242)

Issuance of common stock to satisfy common stock to be issued (Note 8)	2,020,297	2,020	891,980	—	894,000

Issuance of common stock and warrants as compensation (Note 9)*	1,065,869	1,066	656,694	—	657,760

Issuance of common stock and warrants (Note 9)*	72,673	73	74,927	—	75,000

Issuance of common stock and warrants (Note 9)*	19,379	19	19,981	—	20,000

Issuance of common stock and embedded conversion feature associated with Bridge Notes (Note 7)*	1,782,906	1,783	573,217	—	575,000

Issuance of common stock and embedded conversion feature associated with Bridge Notes (Note 7)*	527,120	527	169,473	—	170,000

Issuance of shares subsequently forfeited	77,576	77	(77	—	—

Forfeited shares (Note 2)*	(116,276)	(116	116	—	—

Conversion of warrants (Note 2)*	416,658	417	(417	—	—

Shares sold at $.50 each, net of costs of $1,323,945 (Note 2)	14,510,000	14,510	5,916,546	—	5,931,056

Shares sold at $.50 each (Notes 2 and 7)	1,490,000	1,490	743,510	—	745,000

Shares retained by owners of the shell company in the reverse merger (Note 2)	59,841,923	59,842	(28,182	—	31,660

Forfeit of shares in split-off (Note 2)	(53,866,923)	(53,867)	22,207	—	(31,660)

Issuance of warrants and options in exchange for consulting and other services (Note 10)			210,250	—	210,250

Net loss - 2007				(3,608,853)	(3,608,853)

Balance, December 31, 2007	30,883,723	$30,883	$9,247,682	$(4,669,595)	$4,608,970

Issuance of shares to investor and public relations consultants	446,072	446	527,808	—	528,254

Issuance of shares on exercise of a warrant	30,280	31	14,922	—	14,953

Issuance of shares in payment of liquidated damages for the late filing and late effectiveness of a registration statement	187,991	188	109,505	—	792,142

Issuance of options to employees and directors			682,448	—	682,448

Issuance of shares to former shareholders in connection with the December 2007 reverse merger	148,000	148	184,852	—	185,000

Net loss - 2008				(6,818,753)	(6,818,753)

Balance, December 31, 2008	31,696,066	$31,696	$10,767,217	$(11,488,348)	$(689,435)

See accompanying notes to the consolidated financial statements.

CLEAR SKIES SOLAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31,	2008	2007
		(Restated)

Cash flows from operating activities
Net loss	$(6,818,753)	$(3,608,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17,915	4,512
Stock-based compensation	875,530	732,429
Amortization of debt discount		745,000
Liquidated damages paid in stock	109,505	-
Estimated loss on contracts	109,305	-
Bad debt expense (recoveries)	32,500	(13,975)
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities
Accounts receivable	(97,434)	(8,179)
Inventory	14,007	-
Costs and estimated earnings in excess of billings	27,641	52,234
Prepaid expenses and investor relations fees	453,977	(425,993)
Other assets	(19,205)	4,594
Accounts payable and accrued expenses	1,002,663	443,913
Customer deposits	(5,000)	5,000
Billings in excess of costs and estimated earnings	5,325	(13,049)
Security deposits	(110,334)	-
Obligations to issue an option and warrant	38,099	-
Payroll liabilities	(109,682)	64,604
Installation warranty liability	49,222	1,642

Net cash provided by (used in) operating activities	2,394,034	(2,016,121)

Net cash flows used in investing activities, purchases of property and equipment	(197,276)	(97)

Cash flows from financing activities
Issuance of loan payable, stockholder
Advances from related party	(104,410)	74,135
Repayment of loan payable, stockholder	-	(73,569)
Proceeds from the issuance of common stock, net of bridege loan payment	-	7,255,000
Payment of deal expenses	-	(1,323,945)
Proceeds from loan	-	20,000
Proceeds from exercise of a warrant	15,140
Payment of loan	-	(20,000)
Proceeds from loan	-	285,000
Payment of loan	-	(285,000)
Proceeds from the bridge loan	-	745,000
Issuance of common stock	-	95,000
Common Stock to be issued (Note 8)

Net cash provided by (used in) financing activities	(89,270)	6,771,621

Net increase (decrease) in cash and cash equivalents	(4,711,265)	4,755,403

Cash and cash equivalents, beginning of year	4,866,842	111,439

Cash and cash equivalents, end of year	$155,577	$4,866,842

Supplemental disclosures of cash flow information

Cash paid for interest expense	$14,741	$25,199
Income Taxes	$-	$-
Supplemental disclosure of noncash financing and investing activities

Issuance of shares to satisfy common stock to be issued		$894,000

Issuance of warrants to purchase 500,000 shares of common stock at $.50 per share for investor relations and consulting services (see Note 10)		$210,250

Recognition of debt discounts related to common stock and embedded conversion feature associated with the Bridge Notes		$745,000

See accompanying notes to consolidated financial statements.

CLEAR SKIES SOLAR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

1. Basis of presentation and nature of operations
Nature of Operations

Clear Skies Group, Inc. (“CSG”) was formed in New York in September 2003 for the purpose of providing turnkey solar electricity installations and renewable energy technology solutions to commercial and residential customers across the United States. CSG commenced operations in August 2005 and received its initial funding  in September 2005. The Company also has proprietary and patented remote monitoring technology under the name XTRAX® with applications in the solar electricity production industry and other potential markets.

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

Basis of Presentation

The consolidated financial statements include the accounts of Clear Skies Solar, Inc. and its wholly owned subsidiaries Clear Skies Group, Inc. and Carbon 612 Corporation. Periods prior to the date of the reverse merger reflect the financial condition and results of operations of Clear Skies Group, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Balance Sheet Impact

The following table sets forth the effects of the restatement adjustments on the Company’s balance sheet as of December 31, 2007:

	As
	Originally		As
	Reported	Changes	Restated
Cash and cash equivalents	$4,866,842		$4,866,842
Acounts receivable, less allowance for doubtful accounts of $32,775	92,291		92,291
Costs and estimated earnings in excess of billings	27,641		27,641

Total current assets	4,986,774		4,986,774

Property and equipment, net	13,293		13,293
Prepaid expenses and investor relations fees	960,507	$314,863	645,644
Other assets	54,017		54,017

	$6,014,591	$314,863	$5,699,728

Acounts payable and accrued expenses	$788,468		$788,468
Billings in excess of costs and estimated earnings	35,007		35,007
Due to related parties	104,410		104,410
Customer deposits	5,000		5,000
Obligations to issue options and warrants	327,650	318,249	9,401
Payroll liabilities	140,729		140,729
Installation warranty	7,743		7,743

Total current liabilities	1,409,007	318,249	1,090,758

Total stockholders’ equity	4,605,584	3,386	4,608,970

	$6,014,591	$314,863	$5,699,728

Impact on the Statement of Operations

The following table sets forth the effects of the restatement adjustments on the Company’s statement of operations for the year ended December 31, 2007:

	As
	Originally		As
	Reported	Changes	Restated
Revenues
Contract revenue	$74,520		$74,520
Subcontract revenue	224,454		224,454

Total revenues	298,974		298,974

Cost of revenues	268,707		268,707

Gross margin	30,267		30,267

Operating expenses
Selling expenses	468,858		468,858
General and administrative expenses	2,388,449	3,386	2,385,063

	2,857,307	3,386	2,853,921

Loss from operations	(2,827,040)	3,386	(2,823,654)

Other expenses
Interest expenses	40,199		40,199
Amortization of debt discount expense	745,000		745,000

	785,199		785,199

Net loss	$(3,612,239)	$3,386	$(3,608,853)

Weighted average common shares outstanding, basis and diluted	7,229,534		7,229,534

Loss per share, basic and diluted	$(0.50)		$(0.50)

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

The Private Placement

Following the business combination discussed above, the Company completed a private placement offering of 16,000,000 shares of its common stock for an aggregate gross purchase price of $8,000,000, including $745,000 of exchanged debt. The cash costs of the issuance of the bridge notes discussed in Note 7 and private placement of common stock discussed in Note 2 were approximately $2 million in the aggregate, and the Company issued warrants expiring in December 2010, in connection with both financings, to the placement agent and its designees to purchase an aggregate of up to 732,401 shares of the Company’s common stock at $.50 per share. The common stock of Clear Skies Solar, Inc. trades on the over the counter bulletin board under the symbol CSKH:OB. The Company agreed to file a registration statement with the Securities and Exchange Commission within ninety days of the closing of the private placement (by March 23, 2008) seeking registration of the 16,000,000 shares as well as shares issuable under certain options and warrants issued in connection with the sale of the bridge notes and to two consultants. The Company also agreed to use its best efforts to cause the registration statement to become effective within 180 days of the closing of the private placement. Neither obligation was met and therefore the Company was required to pay the purchasers of the 16,000,000 shares, pro rata liquidated damages of $80,000 per month (or approximately $2,700 per day for periods less than a full month). As permitted by the agreement, the Company elected to satisfy this obligation by the issuance of 187,991 shares of its common stock to said purchasers.

3. Summary of significant accounting policies
Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less, when purchased, to be cash equivalents. The Company maintains cash and cash equivalents, which consist primarily of short term obligations and demand deposits, with high credit quality financial institutions. At certain times, such amounts have exceeded FDIC insurance limits. The Company has not experienced any losses on these investments.

Accounts Receivable and Allowance for Doubtful Accounts
The Company regularly evaluates the validity of its accounts receivable. The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past bad debts and collections and current credit conditions. Accounts receivable are written-off as uncollectible on a case-by-case basis at the discretion of management. Accounts receivable consist of trade receivables and when applicable amounts due from state agencies for rebates on state-approved solar systems installed. A total of $37,080 of rebates was included in accounts receivable at December 31, 2008. When the Company sells systems with a rebate component, the savings is passed directly to the customer and the Company takes ownership of the rebate receivable from the applicable state agency.

Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. The Company provides for depreciation principally using the straight-line method as follows:

Asset	Useful Life	Principal Method

Computer equipment	3 Years	Straight-line
Equipment and tools	3 Years	Straight-line
Automobile	5 Years	Straight-line

Long-Lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of its long-lived assets or whether the remaining balance of long-lived assets should be evaluated for impairment. The Company does not believe that there were any indicators of impairment that would require an adjustment to such assets or their estimated periods of recovery at December 31, 2008.

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

Subcontractor Revenue: From time to time, the Company has performed installation and other services as a subcontractor. These services differ from contract revenue in that the Company is entitled to be compensated for subcontractor work performed prior to completion of the system, because the Company has no obligation or ownership of the system so long as it completes its tasks satisfactorily. Revenues from subcontractor projects are realized as they are completed.

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

Manufacturer and Installation Warranties
The Company warrants its products and services against defects in material or installation workmanship. The manufacturer’s warranty period on the solar panels and inverters used by the Company have a warranty period range of 5 — 25 years. The Company assists its customer in the event that the manufacturer’s warranty needs to be used to replace a defective panel or inverter. The Company provides a 5-year warranty on the installation of a system and all equipment and identical supplies other than solar panels and inverters that are covered under the manufacturer’s warranty. The Company records a provision for the installation warranty, within cost of revenues — currently at 2% of contract revenue — based on historical experience and future expectations of the probable cost to be incurred in honoring its warranty commitment. The provision charged to warranty expense for the years ended December 31, 2008 and 2007 was approximately $49,000 and $2,000, respectively.

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

Earnings Per Share
The Company complies with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requiring dual presentation of basic and diluted income/loss per share for all periods presented. Basic income/loss per share excludes dilution and is computed by dividing income/loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income/loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income/loss of the Company. The difference between the number of shares used to compute basic income/loss per share and diluted income/loss per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. As the Company reported a net loss for the years ended December 31, 2008 and 2007, the effects of the 1,202,121 and 1,332,401 shares issuable upon exercise of outstanding warrants and options as of December 31, 2008and December 31, 2007, respectively, have not been considered in the diluted net loss per common share since these dilutive securities would reduce the loss per common share and become anti-dilutive.

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

Concentration of credit risk:
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, exceeds the Federal depository insurance coverage of $100,000. Such coverage has recently been increased to $250,000.  The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

4. Operations and Going Concern
Since inception, the Company has incurred losses and negative cash flows from operations and at December 31, 2008 the Company has an accumulated deficit of approximately $11.5 million. In December 2007 the Company completed a private placement of 16 million shares of its common stock and received net proceeds of approximately $5.9 million, including the cancellation of $745,000 of debt. At December 31, 2008 and March 31, 2009 we had approximately $155,000 and $8,000, respectively, in cash and cash equivalents.  Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities and entering into contracts for the financing and installation of solar energy systems and the resulting cash flows and revenues, we believe that we will have adequate resources to fund our operations in 2009.  However, there can be no assurances that we will be successful in entering into such contracts or arranging financing on terms satisfactory to us, in which case there would be significant doubt as to our ability to continue as a going concern. Notwithstanding our recent sale of convertible notes for gross proceeds of $400,000 and borrowings of $248,464 from an unrelated third party, we will need to raise additional funds to pay outstanding vendor invoices.

5. Property and equipment
Details of property and equipment at December 31, 2008 and 2007 are:

	2008	2007
Computer equipment	$20,825	$1,780
Equipment and tools	34,315	6,162
Automobile	25,848	17,000
Land	128,449
Software	12,781
	222,218	24,942
Accumulated depreciation	29,564	11,649
	$192,654	$13,293

For the years ended December 31, 2008 and 2007, depreciation expense amounted to approximately $18,000 and $5,000, respectively.

6. Prepaid expenses and investor relations fees
Prepaid expenses and prepaid investor relation fees at December 31, 2008 and 2007 are as follows:

	2008	2007
Payments to US public and investor relations firms	$191,667	$14,000
Payment to a European investor relations firm	-	394,790
Payment of compensation to be amortized over the periods in which the services are rendered	-	201,610
Prepaid insurance premiums	3,607	35,244

	$195,274	$645,644

The Company has entered into agreements with several firms in the US to provide it with both public relations and investor relations advice and services over periods from one to three years. These agreements call for payments in both cash and common stock and payments are being amortized over the period of each agreement. In addition to the amounts above, the Company has committed to pay monthly retainers to the above firms ranging from $5,000 to $15,000 per month over the life of the agreement The payment to the European firm was pursuant to a six month agreement and represented an advance payment of anticipated out of pocket expenses of the consultant in 2008 but, as of December 31, 2007 none of the funds had been expended. The consultant has agreed to return any funds not spent and returned $167,988 to the Company in 2008.

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

In September 2005, the Company agreed to grant 120,000 shares (exchanged for 232,553 shares in the Reverse Merger) to three individuals for agreeing to serve on the Board of Directors for a three year term. The fair value of these shares at the date of such agreement was estimated to be approximately $96,000. For the years ended December 31, 2008 and 2007, the Company recorded Board of Director fees and compensation expense, which are included in general and administrative expenses, of approximately $21,000 and $32,000, respectively, for these shares. Included in other assets as of December 31, 2008 and December 31, 2007 are deferred Board of Director fees of approximately zero and $21,000 and $53,000, respectively.

In September 2005, the Company agreed to grant 160,000 shares (exchanged for 310,070 shares in the Reverse Merger) to two entities for agreeing to provide consulting and other services over a two year term. The fair value of these shares at the date of such issuance was estimated to be approximately $128,000 which results in a monthly compensation expense of approximately $5,333 over the term of the agreement. For the years ended December 31, 2008 and December 31, 2007, the Company recorded consulting and other service fees, which is included in general and administrative expenses, of approximately zero and $48,000, respectively.

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

9. Related party transactions
In April 2007, the Company issued 37,500 shares of common stock and warrants to purchase 37,500 shares of CSG common stock for $75,000. These shares were exchanged for 72,673 shares in the Reverse Merger and the warrants were exchanged for an additional 72,673 shares of our common stock in the Reverse Merger.

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

Several of the Company’s officers and directors, or their affiliates, have from time to time extended loans to the Company or agreed to defer compensation payable to them in order to fund the Company’s operating expenses. In this regard: (i) Quixotic Systems, Inc. (“Quixotic”), an entity owned by a then director of the Company,  loaned $285,000 at 10% interest compounded daily, which had been repaid in full as of December 31, 2007; and (ii) Gelvin Stevenson, a director of the Company, loaned $20,000 all of which had been repaid in full as of December 31, 2007. Furthermore, Ezra Green, our Chairman and Chief Executive Officer, agreed to the deferral of $73,259 of his compensation (of which $69,366 was unpaid and included in accrued expenses as of December 31, 2007).  As of March 18, 2008, Mr. Green’s deferred compensation had been repaid in full. Mr. Green advanced $30,275 to the Company in 2006 and an additional $70,037 in 2007 (which has been recorded as a balance of $100,312 due to related party at December 31, 2007). This related party transaction was also repaid in full by March 18, 2008. Such loans and other arrangements were interest free (except for Quixotic) and have not been memorialized by written promissory notes. At December 31, 2007, there were miscellaneous due to related parties of approximately $4,000.
Refer to Note 8 for details of stock-based compensation to stockholders.

10. Stock Options and Warrants
In accordance with SAS No. 123(R), the Company uses the Black-Scholes option pricing model to measure the fair value of its Option awards granted in 2007 as part of or after the Reverse Merger described in Note 1. All Option awards granted prior to the Reverse Merger transaction described in Note 2 were exchanged for common stock as part of that transaction. The Black-Scholes model requires the input of highly subjective assumptions including volatility, expected term, risk-free interest rate and dividend yield. As the Options were granted to non-employee consultants the resulting fair value is recorded as consulting expense on a straight-line basis over the period of service of the consultants, in this case one year. The amount of this expense charged to earnings for the years ended December 31, 2008 and 2007 was $644,000 and $9,700, respectively, and $375,000 will be charged against earnings in the following calendar year. The warrants granted to the placement agent and its designees to purchase a total of 732,401 shares at $.50 per share expiring on December 20, 2010 are reflected as offsetting charges to additional paid-in capital as of and for the year ended December 31, 2007.

The value of a warrant issued to a consultant was estimated using the Black-Scholes model and the following assumptions: risk free rate of return ranging from 3.25% to 4.20%; zero estimated dividend yield; expected terms ranging from three to five years and volatility of 121%. The estimated stock price volatility was derived based on the average volatility of 34 companies that the Company considered reasonably similar to it. The risk free rate of return was based on the yield of US Treasury debt of comparable maturities on the date of issuance of the Options. The resulting value of this warrant was $210,250 of which $8,640 has been charged to earnings in 2007 with the remainder amortized during 2008 over the period in which services were rendered under the applicable consulting agreement.

In December 2007 the Company’s shareholders approved its 2007 Equity Incentive Plan which provides for the granting of options to both employees and non-employees to purchase up to 2,500,000 shares of the Company’s common stock. The Plan is administered by the Company’s Board of Directors or a committee appointed by the Board. As of December 31, 2007 no options have been granted under this Plan but a total of 2,400,000 options were outstanding under this Plan as of December 31, 2008.

The Board of Directors approved our 2008 Equity Incentive Plan in July 2008 which also provides for the granting of options to both employees and non-employees to purchase up to 2,500,000 shares of the Company’s common stock.  A total of 680,000 options were outstanding under this Plan as of December 31, 2008.

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of	Price per	Term
	Options	Option	(Years)
Employees:
Outstanding, January 1, 2008	—
Granted — February 6, 2008	1,045,000	$1.59	7.68
Granted — March 31, 2008	500,000	$1.25	7.15
Granted — April 14,2008	225,000	$1.52	9.50
Granted — May 1, 2008	50,000	$1.30	9.58
Granted - July 28, 2008	510,000	$0.98	5.91
Granted - November 12, 2008	1,065,000	$0.33	7.84
Cancelled/forfeited	-365,000	$1.47
Outstanding, December 31, 2008	3,030,000

Non-employees:
Granted - April 2, 2008	100,000	$1.50	2.25
Granted — June 20, 2008	50,000	$1.21	1.25
Outstanding, December 31, 2008	3,180,000

No options were granted during the 2007 calendar year.

The following table summarizes additional information about stock options granted during the calendar year 2008:

Risk free rate	2.64%
Stock price volatility	121%
Dividend yield	0

The Company has issued options and warrants to public and investor relations consultants mentioned in Note 6 which could result in the issuance of up to 800,000 shares of common stock at purchase prices of $.50 to $1.50 per share. In addition, the Company agreed to issue a total of common stock with a value of $4,500 per month pursuant to a one year contract with one of the consultants, the exact number of shares being dependant on the market price of the Company’s common stock. For the three months in which the contract was in effect in 2007 the Company is required to issue a total of 27,000 shares of common stock to this consultant and a further 44,072 shares were issued in 2008.

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

The Company had three vendors that accounted for approximately 64% of materials purchased during 2008. At December 31, 2008 all amounts due to these vendors had been paid in full.

The Company had three customers that accounted for approximately 92% of revenues recognized during 2008. At December 31, 2008, accounts receivable included amounts owed to the Company from one of these customers of approximately $56,000.

12. Contracts

The Company generates billings based on the fulfillment of milestones, which are set forth in the signed contract for each project. Milestones may include, but are not limited to, initial permits being obtained, delivery of materials, and when installation is subsequently complete.

As of December 31,	2008	2007

Costs incurred on contracts	$2,381,574	$355,183
Estimated earnings, less foreseeable losses	483,488	30,610
	2,865,062	385,793

Billings to date	(2,905,394)	(393,159)

Net costs and estimated earnings//loss in excess billings	$(40,332)	$(7,366)

These amounts are included in the accompanying December 31, 2008 and 2007 under the following captions:

Costs and estimated earnings in excess of billings	-	27,641

Billings in excess of costs and estimated earnings	(40,332)	(35,007)

	(40,332)	(7,366)

13. Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2008, and 2007, were as follows (assuming a 23 percent effective tax rate):

	Years Ended December 31,
	2008	2007
Federal and State- Provision for income taxes	$-	$-
Total current tax provision	$-	$-
Federal and State- Loss carryforwards	$1,568,300	$830,000
Change in valuation allowance	(1,568,300)	(830,000)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2008 and 2007, as follows:

	As of December 31,
	2008	2007
Loss carryforwards	$2,642,300	$1,074,000
Less - Valuation allowance	(2,642,300)	(1,074,000)
Total net deferred tax assets	$-	$-

These NOL carryforwards are limited due to section 382 of the Internal Revenue Code.

The Company provided a valuation allowance equal to the deferred income tax assets for the years ended December 31, 2008, and 2007, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of December 31, 2008, and 2007, the Company had approximately $11,418,300 and $4,599,600 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2028.

14. Commitments and Contingencies
Litigation

From time to time, the Company is a party to various legal matters in the normal course of business, the outcome of which, in the opinion of management, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Lease commitments
We lease approximately 3,356 square feet of office space at 200 Old Country Road, Mineola, New York from HUB Properties Trust at an initial base rental of $7,831 per month increasing to $9,626 per month pursuant to a seven year lease. We also rent storage space pursuant to an oral arrangement from United Store All for $400 per month.

Employment agreements
The Company has entered into several employment agreements with certain employees providing for severance arrangements. The severance arrangements become Company obligations if the Company terminates such a contract without “cause” or if the employee terminates his contract with “good reason” (as such terms are defined in the relevant agreement) and vary in amount (based on the salary in effect on such termination date) and duration from three months to the remainder of the contract term.

  15. Subsequent Events

  Consulting Agreements

On May 8, 2009, Clear Skies Solar, Inc., a Delaware corporation (the “Company”), entered into a six-month Consulting Services Agreement with Ice Cold Stocks (“ICS”), pursuant to which ICS will provide, among other services, public relations, advisory and consulting services to the Company in conjunction with the development of the Company’s marketing plan, business plan and goals.  As consideration for these services, the Company issued to ICS (i) 1,000,000 shares of its common stock (the “ICS Shares”) and (ii) one-year warrants to purchase an additional 1,000,000 shares of common stock, at a cash exercise price of $.25 per share.  Pursuant to the terms of this agreement, ICS was granted piggy-back registration rights for the ICS Shares.

On May 8, 2009, the Company entered into a one-year Consulting Agreement with Barry Honig, pursuant to which Mr. Honig will consult with the Company regarding its XTRAX business.  As consideration for these services, the Company issued to Mr. Honig 4,000,000 shares of its common stock (the “Honig Shares”) and agreed to register 2,500,000 of the Honig Shares on a Form S-8.

The foregoing is not a complete summary of the terms of the consulting agreements and reference is made to their complete texts attached hereto as Exhibits 10.35, 10.36 and 10.37.

Private Placement

On May 8, 2009, the Company entered into a Subscription Agreement (the “Subscription Agreement”), by and among the Company and the subscribers listed therein (the “Subscribers”).  The Subscription Agreement provides for, among other things, the sale by the Company of (i) secured convertible promissory notes (the “Notes”) in the original aggregate principal amount of $400,000 and (ii) warrants to purchase up to 4,000,000 shares of the Company’s common stock (the “Warrants”).  The Company will receive gross proceeds in the amount of $400,000 from the sale of the Notes and Warrants.  The Company has received $135,000 of the proceeds and will receive the remaining funds upon filing of its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 on or before May 18, 2009.  Immediately after the closing, the Company had 40,498,844 shares of common stock outstanding.

The Notes will mature one year from the issuance date (the “Maturity Date”) and will accrue interest at the rate of 6% per annum, payable on the Maturity Date. During an Event of Default (as defined in the Notes), the interest rate of the Notes will be increased to 18% per annum until paid in full.  In addition, upon the occurrence of an Event of Default, all principal and interest then remaining unpaid shall immediately become due and payable upon demand. Events of Default include but are not limited to (i) the Company’s failure to make payments when due, (ii) breaches by the Company of its representations, warranties and covenants, and (iii) delisting of the Company’s common stock from the OTC Bulletin Board.

Pursuant to the terms of the Notes, the Subscribers have the right, so long as the Notes are not fully repaid, to convert the Notes into shares of the Company’s common stock at a conversion price of $.10 per share, as may be adjusted.  The Notes contain anti-dilution provisions, including but not limited to if the Company issues shares of its common stock at less than the then existing conversion price, the conversion price of the Notes will automatically be reduced to such lower price. The Notes contain limitations on conversion, including the limitation that the holder may not convert its Note to the extent that upon conversion the holder, together with its affiliates, would own in excess of 4.99% of the Company’s outstanding shares of common stock (subject to an increase upon at least 61-days’ notice by the Subscriber to the Company, of up to 9.99%).

The Notes are secured by a security interest in certain assets of the Company, pursuant to a security agreement.

The Warrants are exercisable for a period of three (3) years at an exercise price of $.15 per share, as may be adjusted.  The Warrants contain anti-dilution provisions, including but not limited to if the Company issues shares of its common stock at less than the then existing exercise price, the exercise price of the Warrants will automatically be reduced to such lower price.  The Warrants contain limitations on exercise, including the limitation that the holders may not convert their Warrants to the extent that upon exercise the holder, together with its affiliates, would own in excess of 4.99% of the Company’s outstanding shares of common stock (subject to an increase upon at least 61-days’ notice by the Subscriber to the Company, of up to 9.99%).

In the event the shares of common stock underlying the Warrants have not been registered for resale in an effective registration statement within 90 days of the issuance of the Warrants, then the Warrants may be exercised on a “cashless” basis.

Pursuant to the terms of the Subscription Agreement, the Company agreed to file a registration statement covering the resale of the shares of common stock underlying the Notes and the Warrants no later than 30 days from the closing of the offering and to have such registration statement declared effective no later than 90 days from the closing of the offering.  If the Company does not timely file the registration statement or cause it to be declared effective by the required dates, then (i) the exercise price of the Warrants is reduced to $.10 per share and (ii) each Subscriber shall be entitled to liquidated damages equal to 1% of the aggregate purchase price paid by such Subscriber for the Notes and Warrants for each month that the Company does not file the registration statement or cause it to be declared effective.

The Company also granted the Subscribers, until the later of one year from the closing or so long as the Notes are outstanding, a right of first refusal in connection with future sales by the Company of its common stock or other securities or equity linked debt obligations, except in connection with certain Excepted Issuances (as defined in the Subscription Agreement).

The foregoing is not a complete summary of the terms of the private placement described in this Note 15  and reference is made to the complete text of the Subscription Agreement, Form of Note, Form of Warrant and Security Agreement attached hereto as Exhibits 10.38, 10.39, 10.40 and 10.41, respectively.

EXHIBIT INDEX

Exhibit No.		Description
2.1		Agreement of Merger and Plan of Reorganization, dated as of December 19, 2007, by and among Clear Skies Holdings, Inc., Clear Skies Group, Inc. and Clear Skies Acquisition Corp. (2)
2.2		Certificate of Merger, merging Clear Skies Acquisition Corp. with and into Clear Skies Group, Inc., filed with the Secretary of State of the State of Delaware on December 19, 2007 (2)
2.3		Certificate of Merger, merging Clear Skies Acquisition Corp. with and into Clear Skies Group, Inc., filed with the Department of State of the State of New York on December 20, 2007 (2)
3.1	(a)	Certificate of Incorporation (1)
3.1	(b)	Certificate of Amendment to Certificate of Incorporation (3)
3.2		By-laws (1)
10.1		Form of Subscription Agreement (2)
10.2		Form of Placement Warrant (2)
10.3		Form of Registration Rights Agreement (2)
10.4		Form of Lock-Up Agreement (2)
10.5		Placement Agent Agreement, dated November 14, 2007, between Clear Skies Group, Inc. and Westminster Securities Corporation (2)
10.6		Form of Directors and Officers Indemnification Agreement (2)
10.7		Employment Agreement, dated December 20, 2007, by and between Clear Skies Holdings, Inc. and Ezra J. Green (2)
10.8	*	Amended and Restated Executive Employment Agreement, dated November 12, 2008 by and between Clear Skies Solar, Inc. and Ezra J. Green
10.9		Employment Agreement, dated December 20, 2007, by and between Clear Skies Holdings, Inc. and Robert Parker (2)
10.10		Clear Skies Holdings, Inc. 2007 Equity Incentive Plan (2)
10.11		Form of 2007 Incentive Stock Option Agreement (2)
10.12		Form of 2007 Non-Qualified Stock Option Agreement (2)
10.13		Clear Skies Solar, Inc. 2008 Equity Incentive Plan (9)
10.14	*	Form of 2008 Incentive Stock Option Agreement
10.15	*	Form of 2008 Non-Qualified Stock Option Agreement
10.16		Agreement of Conveyance, Transfer and Assignment of Assets and Assumptions of Obligations, dated as of December 20, 2007, between Clear Skies Holdings, Inc. and BIP Holdings, Inc. (2)
10.17		Stock Purchase Agreement, dated as of December 20, 2007 among Clear Skies Holdings, Inc., Bobby Stanley and Joseph I. Lewis (2)
10.18		Settlement Agreement and Mutual Release among Alpha Energy, Clear Skies Group, Inc. and Quixotic Systems, Inc., dated as of August 30, 2007 (2)
10.19		Indemnity and Guaranty Agreement, dated as of August 25, 2007, by Ezra Green and Clear Skies Group, Inc., jointly and severally, in favor of Quixotic Systems, Inc. (2)
10.20		Form of Note Purchase Agreement, dated as of November 7, 2007, between Clear Skies Group, Inc. and each purchaser of 8% Promissory Notes of Clear Skies Group, Inc. (2)
10.21		Form of 8% Promissory Notes of Clear Skies Group, Inc., dated November 7, 2007 (2)
10.22		Settlement Agreement and Release, dated as of November 8, 2007, among Clear Skies Group, Inc., Sustainable Profitability Group, Inc. and Mayur Subbarao (2)
10.23		Resignation Letter from Bobby Stanley, dated December 20, 2007 (2)

10.24		Employment Agreement, dated December 31, 2007, by and between Clear Skies Holdings, Inc. and Arthur L. Goldberg (4)
10.25	*	Amended and Restated Executive Employment Agreement, dated November 12, 2008 by and between Clear Skies Solar, Inc. and Arthur L. Goldberg
10.26		Summary sheet of amendment, dated February 6, 2008, to the terms of Employment Agreement, dated December 20, 2007, by and between Clear Skies Holdings, Inc. and Ezra J. Green (4)
10.27		Employment Agreement, dated March 19 2008, by and between Clear Skies Solar, Inc. and Thomas Oliveri (5)
10.28	*	Amended and Restated Executive Employment Agreement, dated November 12, 2008 by and between Clear Skies Solar, Inc. and Thomas Oliveri
10.29		Letter Agreement, dated October 7, 2007, between Clear Skies Group, Inc. and Avalanche Strategic Communications (6)
10.30		Client Service Agreement, dated as of November 28, 2007, between Clear Skies Group, Inc. and PR Financial Marketing LLC (7)
10.31		Clear Skies Solar, Inc. 2008 Non-Employee Director Compensation Plan (6)
10.32	*	Amendment Number One to the Clear Skies Solar, Inc. 2008 Non-Employee Directors Compensation Plan
10.33	*	Form of 2008 Non-Employee Director Compensation Plan Non-Qualified Stock Option Agreement
10.34		Lease of new office space dated May30, 2008 (8)
10.35		Consulting Services Agreement, dated as of April 30, 2009 between the Company and Ice Cold Stocks (10)
10.36		Consulting Agreement, dated as of May 8, 2009, between the Company and Barry Honig (10)
10.37		Amendment to Consulting Agreement, dated as of May 8, 2009, between the Company and Barry Honig (10)
10.38		Subscription Agreement, dated as of May 8, 2009, by and among the Company and the subscribers listed therein (10)
10.39		Form of Convertible Promissory Note (10)
10.40		Form of Warrant to Purchase Common Stock (10)
10.41		Security Agreement, dated as of May 8, 2009, by and among the Company and the signatories thereon (10)
10.42	*	Form of Warrant issued to Kim Davis Nominee of Ice Cold Stock
14	*	Code of Ethics and Business Conduct adopted July 28, 2008
21.1	*	List of Subsidiaries
31.1	*	Section 302 Certification of Principal Executive Officer
31.2	*	Section 302 Certification of Principal Financial Officer
32.1	*	Section 906 Certification of Principal Executive Officer
32.2	*	Section 906 Certification of Principal Financial Officer

*	Filed herewith.

(1)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on December 19, 2007.

(2)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on December 26, 2007.

(3)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on January 30, 2008.

(4)	Incorporated herein by reference to the copy of such document included as an exhibit to our Registration Statement on Form S-1 filed on March 27, 2008.

(5)	Incorporated herein by reference to the copy of such document included as an exhibit to our Annual Report on Form 10-KSB filed on March 31, 2008.

(6)	Incorporated herein by reference to the copy of such document included as an exhibit to Amendment No. 1 to our Registration Statement on Form S-1 filed on May 23, 2008.

(7)	Incorporated herein by reference to the copy of such document included as an exhibit to Amendment No. 3 to our Registration Statement on Form S-1 filed on July 15, 2008.

(8)	Incorporated herein by reference to the copy of such document included as an exhibit to Amendment No. 2 to our Registration Statement on Form S-1 filed on June 24, 2008.

(9)	Incorporated herein by reference to the copy of such document included as an exhibit to our form 10-Q for the three months ended June 30, 2008 filed on August 12, 2008.

(10)	Incorporated herein by reference to the copy of such document included as an exhibit to our form 8-K filed on May 12, 2009.