Form 10-Q
period 2009-03-31
Clear Skies Solar, Inc
filed 2009-05-15
CIK 1402857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009
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
YES ☑       NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐       NO ☐

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
YES ☐       NO ☑

As of May 11, 2009, 40,498,844 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
CLEAR SKIES SOLAR, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2009	December 31, 2008

ASSETS
Cash and cash equivalents	$8,477	$155,577
Accounts receivable, less allowance for doubtful accounts of $65,275 at March 31, 2009 and December 31, 2008, respectively	29,542	157,225
Inventory	0	11,113
Costs and estimated earnings in excess of billings	0	0

Total current assets	38,019	323,915

Property and equipment, net	186,560	192,653
Prepaid expenses and investor relations fees	167,041	195,273
Security deposits	113,634	113,634
Other assets	73,607	44,801

Total Assets	$578,861	$870,276

LABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
C
Current liabilities
Accounts payable and accrued expenses	$1,436,342	$1,274,563
Billings in excess of costs and estimated earnings	42,553	40,332
Obligation to issue options and warrants	47,500	47,500
Notes Payable	4,587	—
Payroll liabilities	69,842	31,047
Provision for estimated warranty liability	56,964	56,964
Estimated loss on uncompleted contracts	109,305	109,305
Total current liabilities	1,767,093	1,559,711

Commitments and contingencies
Stockholders’ Equity (deficit)

Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding
Common stock, $.001 par value, 100,000,000 shares authorized, 31,921,066 and 31,696,066 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	31,921	31,696
Additional paid-in capital	11,423,774	10,767,217
Accumulated (deficit)	(12,643,927)	(11,488,348)
T
Total stockholders’ equity (deficit)	(1,188,232)	(689,435)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (Deficit)	$578,861	$870,276

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Clear Skies Solar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Operations

	For the three months ended March 31,
	2009	2008
Revenues
Contract revenue	$—	$138,224
Subcontract revenue	—	0
Other	11,113	15,000
Total revenues	11,113	153,224

Cost of revenues	27,946	193,348

Gross margin	(16,833)	(40,124)

Operating expenses
Selling expenses	91,255	233,959
General and administrative expenses	1,040,474	1,401,957
Research and development	2,135	2,614
Total operating expenses	1,133,864	1,638,530

Loss from operations	(1,150,697)	(1,678,654)

Other income (expense)

Interest income	470	32,347
Interest expense	(5,352)	(5,930)

Provision for income taxes	—	—
Net loss	$(1,155,579)	$(1,652,237)

Loss per share, basic and diluted	$(0.04)	$(0.05)

Weighted average common shares outstanding, basic and diluted	31,556,792	30,886,678

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Clear Skies Solar, Inc. and Subsidiaries
Unaudited Condensed Consolidated Statements of Cash Flows

For the three months ended March 31,	2009	2008
Net loss	$(1,155,579)	$(1,652,237)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	6,094	2,120

Stock-based compensation	656,782	156,843
Estimated loss on uncompleted contracts	—	27,969
Bad debt expense	—	9,000
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
Accounts receivable	127,683	(131,407)
Inventory	11,113	—
Costs and estimated earnings in excess of billings	—	(8,244)
Prepaid expenses and investor relations fees	28,232	291,750

Other assets	(28,807)	282
Accounts payable and accrued expenses	161,779	25,684
Billings in excess of costs and estimated earnings	2,221	1,427
Payroll liabilities	38,795	(99,376)
Customer deposits	—	(5,000)
Net cash used in operating activities	(151,687)	(1,381,189)

Net cash flows used in investing activities
Purchases of equipment	—	(8,941)
Net cash flows from financing activities
Advances from related party	—	(104,410)
Notes payable	4,587	0
	—	0
Net cash provided by financing activities	4,587	(104,410)

Net decrease in cash and cash and cash equivalents	(147,100)	(1,494,540)

Cash and cash equivalents, beginning of the period	$155,577	$4,866,842

Cash and cash equivalents at end of period	$8,477	$3,372,302

Supplemental Disclosures of cash flow information

Cash paid for interest	$—	$5,390

Supplemental disclosure of non-cash financing and investment activities

Value of shares of common stock issued to consultants	$5,000	13,500

Reclassification of prepaid investor relations to other receivable	—	$167,988

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation, current status and nature of operations

The accompanying unaudited condensed consolidated financial statements as of March 31, 2009 and for the three month periods ended March 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, these unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the information set forth therein. All such adjustments are of a normal recurring nature. Results for interim periods are not necessarily indicative of results to be expected for a full year. The condensed consolidated balance sheet information as of December 31, 2008 was derived from the audited financial statements and notes thereto, together with management’s discussion and analysis or plan of operations  included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The interim financial statements contained herein should be read in conjunction with that Report.

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

Current Status

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

As of May 8, 2009, our available cash balance was approximately $20,000. Notwithstanding our recent sale of convertible notes for gross proceeds of $400,000 and borrowings of $248,464 from an unrelated third party, we will need to raise additional funds to pay outstanding vendor invoices.  Our future cash flows depend on our ability to enter into, and be paid under, contracts for the construction of solar energy projects and our ability to sell our debt and equity securities on terms satisfactory to us.  While management believes these can be accomplished, there can be no assurance that we will be successful in entering into construction contracts or selling our securities, in which case we shall probably not be able to continue as a going concern.

Nature of Operations

Clear Skies Group, Inc. was formed in New York in September 2003 for the purpose of providing turnkey solar electricity installations and renewable energy technology solutions to commercial and residential customers across the United States. CSG commenced operations in August 2005 and received its initial funding in September 2005. The Company also has proprietary and patented remote monitoring technology under the name XTRAX® with applications in the solar electricity production industry and other potential markets.

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

The private placement

Following the business combination discussed above, the Company completed a private placement offering of 16,000,000 shares of its common stock for an aggregate gross purchase price of $8,000,000, including $745,000 of exchanged debt. The cash costs of the private placement of common stock and the prior issuance of $745,000 of bridge notes were approximately $1.2 million in the aggregate, and the Company issued warrants expiring in December 2010 in connection with both financings to the placement agent and its designees to purchase an aggregate of up to 732,401 shares of the Company’s common stock at $.50 per share. The common stock of Clear Skies Solar, Inc. trades on the over the counter bulletin board under the symbol CSKH.OB.

3. Summary of significant accounting policies

Accounts Receivable and Allowance for Doubtful Accounts
The Company regularly evaluates the collectability of its accounts receivable. The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past bad debts and collections and current credit conditions.  Accounts receivable are written-off as uncollectible on a case-by-case basis at the discretion of management.  Accounts receivable consist of trade receivables and when applicable amounts due from state agencies for rebates on state-approved solar systems installed. A total of $29,542 of rebates was included in accounts receivable at March 31, 2009. When the Company sells systems with a rebate component, the savings is passed directly to the customer and the Company takes ownership of the rebate receivable from the applicable state agency.

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

The Company recognizes revenue from its contracts over the contractual period under the percentage-of-completion (“POC”) method of accounting. Under the POC method of accounting, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at the completion of the contract. Recognized revenue that will not be billed under the terms of the contract until a later date is recorded as an asset captioned “Costs and estimated earnings in excess of billings on uncompleted contracts.” Contracts where billings to date have exceeded recognized revenue are recorded as a liability captioned “Billings in excess of costs and estimated earnings on uncompleted contracts.”  Changes to the original estimates may be required during the life of the contract.  Estimates are reviewed monthly and the effect of any change in the estimated gross margin percentage for a contract is reflected in cost of sales in the period the change becomes known. The use of the POC method of accounting involves considerable use of estimates in determining revenue, costs and profits and in assigning the amounts to accounting periods. As a result, there can be a significant disparity between earnings (both for accounting and taxes) as reported and actual cash received by the Company during any reporting period. The Company continually evaluates all of the issues related to the assumptions, risks and uncertainties inherent with the application of the POC method of accounting; however, it is not assured that its estimates will be accurate. If the Company’s estimates are not accurate or a contract is terminated, it will be forced to adjust revenue in later periods. Furthermore, even if its estimates are accurate, the Company may have a shortfall in its cash flow and it may need to borrow money to fund its work in process or to pay taxes until the reported earnings materialize in actual cash receipts.

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

Loss Per Share
The Company complies with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires dual presentation of basic and diluted income/loss per share for all periods presented. Basic income/loss per share excludes dilution and is computed by dividing income/loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income/loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income/loss of the Company. The difference between the number of shares used to compute basic income/loss per share and diluted income/loss per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. As the Company reported a net loss for the three month periods ended March 31, 2009 and 2008, the effects of the 10,944,979 shares issuable on exercise of outstanding warrants and options and on the conversion of notes as of March 31, 2009 has not been considered in the diluted net loss per common share since these dilutive securities would reduce the loss per common share and become anti-dilutive.

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

4. Operations and Going Concern

Since inception, the Company has incurred losses and negative cash flows from operations and at March 31, 2009, the Company had an accumulated deficit of approximately $12.6 million.  At March 31, 2009 we had approximately $8,500 in cash and cash equivalents.  Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities and entering into contracts for the financing and installation of solar energy systems and the resulting cash flows and revenues, we believe that we will have adequate resources to fund our operations in 2009.  However, there can be no assurances that we will be successful in entering into such contracts or arranging financing on terms satisfactory to us, in which case there would be significant doubt as to our ability to continue as a going concern.    Notwithstanding our recent sale of convertible notes for gross proceeds of $400,000 and borrowings of $248,464 from an unrelated third party, we will need to raise additional funds to pay outstanding vendor invoices.

5. Prepaid expenses and investor relations fees

Prepaid expenses and prepaid investor relation fees at March 31, 2009 and December 31, 2008 are as follows:

	March 31,	December 31,
	2009	2008
Payments to US public and investor relations firms	$166,667	$191,667

Prepaid insurance premiums	375	3,607

Totals	$167,042	$195,274

The Company has entered into agreements with several firms in the US to provide it with both public relations and investor relations advice and services over periods from one to three years. These agreements call for payments in both cash and common stock and payments are being amortized over the period of each agreement. In addition to the amounts above, the Company had committed to pay monthly retainers to the above firms ranging from $5,000 to $15,000 per month over the life of the agreement. The payment to a European firm was originally pursuant to a six month agreement and represented an advance payment of anticipated out of pocket expenses of the consultant in 2008. The agreement was subsequently terminated and the European firm returned $167,988 on April 24, 2008, which was the balance of uncommitted funds. In the first three months of 2009, there was no charge to earnings.

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

In September 2005, the Company agreed to grant 120,000 shares (exchanged for 232,553 shares in the Reverse Merger) to three individuals for agreeing to serve on the Board of Directors for a three-year term. The fair value of these shares at the date of such agreement was estimated to be approximately $96,000. For the three months ended March 31, 2009 and 2008, the Company recorded Board of Director fees and compensation expense, which are included in general and administrative expenses, of approximately zero, and $13,000, respectively, for these shares.  The balance of these costs were charged to earnings during 2008 and therefore there was no amounts on the balance sheets as at March 31, 2009 or December 31, 2008.

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

7. Related party transactions

In April 2007, the Company issued 40,000 shares (exchanged for 77,517 shares in the Reverse Merger) to an individual who was a director as compensation for services rendered other than as a director. The fair value of these shares at issuance was estimated to be approximately $33,000 which was recorded as service fees and included in general and administrative expenses for the nine months ended September 30, 2007. In June 2008, the Company issued an option to an individual who was a director at that time as compensation for services rendered other than as a director. The option allows the individual to purchase up to 50,000 shares of the Company’s common stock at $1.21 per share and expires in December 2009. The fair value of the option at issuance was estimated to be $33,000 which was recorded as a service fee and included in general and administrative expenses when the option was issued.

Several of the Company’s officers and directors, or their affiliates, have from time to time extended loans to the Company or agreed to defer compensation payable to them in order to fund the Company’s operating expenses. In this regard: (i) Quixotic Systems, Inc. (“Quixotic”) loaned $285,000 at 10% interest compounded daily, which had been repaid in full as of December 31, 2007; and (ii) Gelvin Stevenson loaned $20,000 all of which had been repaid in full as of December 31, 2007. Furthermore, Ezra Green, the Company’s Chairman and Chief Executive Officer, agreed to the deferral of $73,259 of his compensation (of which $69,366 was unpaid and included in accrued expenses as of December 31, 2007). As of March 18, 2008, Mr. Green’s deferred compensation had been repaid in full. Mr. Green advanced $30,275 to the Company in 2006 and an additional $70,037 in 2007 (which has been recorded as a balance of $100,312 due to related party at December 31, 2007). This related party balance was also repaid in full by March 18, 2008. Such loans and other arrangements were interest free (except for Quixotic) and have not been memorialized by written promissory notes. At December 31, 2007, there were miscellaneous amounts due to related parties of approximately $4,000 which were paid in March, 2008.  As of March 31, 2009 and December 31, 2008 no related party loans were outstanding.

8. Stock Options and Warrants

In accordance with Statement on Auditing Standards ("SAS") No. 123(R), the Company uses the Black-Scholes option pricing model to measure the fair value of its Option awards granted in 2007 as part of or after the Reverse Merger described in Note 1. All Option awards granted prior to the Reverse Merger transaction described in Note 2 were exchanged for common stock as part of that transaction. The Black-Scholes model requires the input of highly subjective assumptions including volatility, expected term, risk-free interest rate and dividend yield. As the Options were granted to non-employee consultants the resulting fair value is recorded as consulting expense on a straight-line basis over the period of service of the consultants, in this case one year. The amount of this expense charged to earnings for the three month periods ended March 31, 2009 and 2008 was zero and $9,000, respectively. There will be no charge against earnings in 2009.

In December 2007, the Company’s shareholders approved its 2007 Equity Incentive Plan which provides for the granting to both employees and non-employees of up to 2,500,000 shares of the Company’s common stock pursuant to awards of options and/or restricted stock. The 2007 Plan is administered by the Company’s Board of Directors or a committee appointed by the Board. On July 28, 2008, the Board adopted our 2008 Equity Incentive Plan and on March 17, 2009 it adopted our 2009 Equity Incentive Plan.  At March 31, 2009, the Company had outstanding options granted under the 2007, 2008 and 2009 Plans to purchase an aggregate of 5,900,000 shares of the Company’s common stock. On May 1, 2008 the Company adopted the Clear Skies Solar, Inc. 2008 Non-Employee Director Compensation Plan, which it amended on November 12, 2008 and, pursuant to that Plan as amended, each of the non-employee directors were granted options expiring in ten years to purchase 90,000 shares, 90,000 shares and 220,000 shares at $1.30, $.2725 and $.12 per share, respectively. The Company did not issue any stock options to employees in 2007. A summary of the Company’s stock option activity in the first three months of 2009 for employees and three non-employees is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of	Price per	Term
	Options	Option	(Years)
Employees:
Outstanding, January 1, 2009	3,030,000	$0.99	7.40
Granted — March 17, 2009	2,555,000	$0.12	9.02
Cancelled/forfeited	-35,000	$0.49

Outstanding, March 31, 2009	5,550,000

Non-employees:
Granted — March 17, 2009	350,000	$0.12	10.00

Outstanding, March 31, 2009	5,900,000

The following table summarizes additional information about the assumptions used to determine the fair value of stock options granted during the three months ended March 31, 2009:

Risk free rate	2.00 - 2.64%
Stock price volatility	121%
Dividend yield	0
Term	4.5 - 6 years

The estimated stock price volatility was derived based on the average volatility of 34 companies that the Company considered reasonably similar to it. The risk free rate of return was based on the yield of US Treasury debt of comparable maturities on the date of issuance of the Options.

During the three month periods ended March 31, 2009 and March 31, 2008, the Company recorded approximately $228,000 and $83,000, respectively, of stock-based compensation for issuances under this Plan. The amount of compensation expense not yet recognized is $1,992,729 which will be recognized over the next three years.

On July 28, 2008 and March 17, 2009, the Company’s Board of Directors adopted the Clear Skies Solar, Inc. 2008 and 2009 Equity Incentive Plans, respectively, each of which permits the granting of up to 2,500,000 shares of the Company’s common stock pursuant to awards of incentive and non-qualified stock options and/or restricted stock. The Company plans to seek shareholder approval of the 2008 Plan, and, in order for any awards there under to qualify as incentive stock options, the Company must obtain such approval by July 27, 2009, and to seek approval of the 2009 Plan by March 16, 2010. Options granted under each of the 2008 and 2009 Plans must have a duration of not more than ten years and, if an incentive stock option, then it must have an exercise price of not less than the Fair Market Value (as defined in each Plan) on the date of grant.  Options granted under these Plans are included in the table above.

As of March 31, 2009, the Company’s outstanding options granted prior to March 17, 2009 had no intrinsic value due to the stock price on that date. The options granted on March 17, 2009 have an intrinsic value of $300,000.

As of March 31, 2009, options granted to non-employees may be exercised to purchase a total of 350,000 shares and options granted to employees may be exercised to purchase a total of 393,333 shares.

9. Contracts
The Company generates billings based on the fulfillment of milestones, which are set forth in the signed contract for each project. Milestones may include, but are not limited to, initial permits being obtained, delivery of materials, and when installation is subsequently complete.

As of March 31, 2009 and December 31, 2008	2009	2008

Costs incurred on contracts	$2,441,162	$2,381,574
Estimated earnings, less foreseeable losses	423,899	483,488
B	2,865,061	2,865,062
Billings to date	(2,907,614)	(2,905,394)
Net costs and estimated earnings/losses in excess of billings	$(42,553)	$(40,332)

These amounts are included in the accompanying March 31, 2009 and December 31, 2008 balance sheets under the following captions:
Costs and estimated earnings in excess of billings	$—	$—
Billings in excess of costs and estimated earnings	(42,553)	(40,332)
	$(42,553)	$(40,332)
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

Employment agreements

The Company has entered into three year employment agreements with several employees providing for severance arrangements. The severance arrangements become Company obligations if the Company terminates such contract without “cause” or if the covered employee terminates his contract with “good reason” (as such terms are defined in the relevant agreement) and vary in amount (based on the salary in effect on such termination date) and duration from three months to the remainder of the contract term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and the notes thereto, as well as the other sections of this Quarterly Report and our Annual Report for the year ended December 31, 2008 on Form 10-K, including the “Certain Risks and Uncertainties” and “Description of Business” sections thereof. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Quarterly Report and our Annual Report for the year ended December 31, 2008 on Form 10-K. Our actual results may differ materially.

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements". The words or phrases "can be," may," "could," "would," "expects,""believes," "seeks," "estimates," "projects" and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various risks and uncertainties, including those described in the section "Risk Factors" included in our form 10-K for the year ended December 31, 2008, and we caution you that any forward-looking information provided by or on behalf of us is not a guarantee of future performance. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond our control. All such forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurence of unanticipated events.

Overview

We deliver turnkey solar electricity installations and renewable energy technology solutions to commercial, industrial and residential developer customers. Our primary business is the design and installation of photovoltaic (sometimes called “solar electric” or “PV” for short) solar power systems for the commercial, industrial and residential developer markets. We have developed certain proprietary photovoltaic panel mounting systems and trade secrets that we believe reduce the required man-hours for system installations. We have also developed XTRAX®, our patented remote monitoring solution for measuring the production of renewable energy systems, among other things. We have served customers in California, New York and New Jersey. We also plan to expand to other locations where the amount of sunshine, the cost of electricity and/or the availability of governmental rebates make prospects of solar energy system sales appear attractive.

Clear Skies Group, Inc. was incorporated in New York in 2003 and began operations in August 2005. As a result of the reverse merger transaction that we consummated on December 20, 2007, our historical financial statements for periods prior to the reverse merger are those of Clear Skies Group, Inc.

Since we began operations we have incurred annual net losses. As of March 31, 2009, we had an accumulated deficit of $12,643,927 and we expect to incur additional losses in the foreseeable future. Our revenues during the three month periods ended March 31, 2009 and 2008 ware $11,113 and $153,224, respectively. We recognized net losses of $1,155,579 (or a basic and diluted loss of $.04 per common share) for the three months ended March 31, 2009 and a net loss of $1,652,237 (or a basic and diluted loss of $.05 per common share) for the comparable period in 2008.

Since our inception, we have financed our operations primarily through sales of equity and debt securities. From inception through March 31, 2009, we received net offering proceeds from private sales of equity and debt securities (after deducting placement agents’ discounts, commissions and expenses, and our offering expenses) of approximately $6,800,000 in the aggregate.

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

We outgrew our original offices and in June 2008 leased new office space in Mineola, New York as our headquarters which can accommodate our expected needs for the next three years. See Lease Commitments in Note 10 above. In addition, we anticipate establishing regional field offices for our sales teams. Accordingly, we expect the rental expense component of our general and administrative expenses to increase in future periods.

We expect our immediate capital expenditures, which we do not expect to exceed approximately $400,000, will be related to completing the Beta tests and initial launch of XTRAX®. Subject to industry and governmental approvals, and availability of funds, we expect to be able to have a commercial XTRAX® product during 2009; however, no assurance can be given that our expectations will be met. Cranes and other solar energy system installation equipment are generally available for rental on reasonable terms, and we do not have plans to acquire any.

Generally, we anticipate that our operating costs and expenses will increase in the future to support a higher level of revenues. Increased costs will be attributable to increased personnel, principally sales and installation personnel and support staff for a multi-office infrastructure and increased marketing expenditures to promote our services.

Results of Operations: Comparison of Three Month Periods Ended March 31, 2009 and 2008

Revenues in the first quarter of 2009 were $11,113, a decrease of $142,111 from the $153,224 of revenue for the three months ended March 31, 2008. In the 2009 period, revenue decreased as we had completed all work on our jobs in 2008 and sold excess solar panel inventory, while in the 2008 quarter we only billed relatively small contract and sub-contract work. Cost of revenue in the first quarter of 2009 was $27,946, down $165,402 from the cost of revenue of $193,348 in the three months ended March 31, 2008. The gross margin loss in the 2009 quarter was $16,833, a decrease of $23,291 from the gross margin loss of $40,124 in the first quarter of 2008.

Selling expenses decreased by $142,704 from the $233,959 incurred in the first quarter of 2008 to $91,255 in the comparable 2009 quarter. The decrease is largely accounted for by decreases in salaries of $57,000, public relations of $37,000 and travel of $36,000.

General and administrative expenses were $1,040,474 for the three months ended March 31, 2009 compared to $1,401,957 in the three months ended March 31, 2008, for a decrease of $361,483. This decrease is largely accounted for by approximately (a) a decrease in legal fees of $282,000, (b) investor relations expenses decreasing by $265,000, and (c) a $105,000 decrease in cash salaries, offset in part by an increase in non-cash stock compensation expense of $288,000.

Interest income for the three months ended March 31, 2008 resulted from the investment of excess cash from the private placement described in Note 2 above compared to $470 of interest income in the 2009 comparable period.

Liquidity and Capital Resources - Going Concern

At March 31, 2009, we had an accumulated deficit of $12,643,927 and we expect to incur additional losses in the foreseeable future. While we have funded our operations since inception through private placements of equity and bridge loans, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

At March 31, 2009 we had approximately $8,000 in cash and cash equivalents.  Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities and entering into contracts for the financing and installation of solar energy systems and the resulting cash flows and revenues, we believe that we will have adequate resources to fund our operations in 2009.  However, there can be no assurances that we will be successful in entering into such contracts or arranging financing on terms satisfactory to us, in which case there would be significant doubt as to our ability to continue as a going concern. Notwithstanding our recent sale of convertible notes for gross proceeds of $400,000 and borrowings of $248,464 from an unrelated third party, we will need to raise additional funds to pay outstanding vendor invoices. For a full description of the recent sale of convertible notes see our form 8-K filed on May 13, 2009.

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

We will need to raise additional funds through either the licensing or sale of our technologies, products and services or additional public or private offerings of our securities. There can be no assurance that we will be able to obtain further financing, do so on reasonable terms, or do so on terms that would not substantially dilute our current stockholders’ equity interests in us. If we are unable to raise additional funds on a timely basis, or at all, we probably will not be able to continue as a going concern.

We expect to put our present and anticipated capital resources to the following uses:

•	payment of operating expenses;

•	towards our budget for the engagement of investor relations and public relations firms;

•	possibly for strategic acquisitions, if and to the extent we determine appropriate;

•	completion of beta testing and commercialization of XTRAX®; and

•	for general working capital purposes.

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

Certain Risks and Uncertainties

Our Annual Report on Form 10-K for the year ended December 31, 2008 includes a detailed discussion of our risk factors under the heading “Certain Risks and Uncertainties.” The information presented in this 10-Q should be read in conjunction with the risk factors and information disclosed in such Form 10-K.

Off-Balance Sheet Arrangements

We did not engage in any off-balance sheet arrangements during the three month periods ended March 31, 2009 and 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Due to our status as a smaller reporting company, this Item is not applicable.

Item 4T. Controls and Procedures.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective, as of the three months ended March 31. 2009, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

In connection with the preparation of our Annual Report on Form 10-KSB, as amended, for the year ended December 31, 2007, management identified a material weakness, due to insufficient resources in our accounting and finance department, resulting in (i) an ineffective review, monitoring and analysis of schedules, reconciliations and financial statement disclosures and (ii) the misapplication of U.S. GAAP and SEC reporting requirements. Due to the effect of the lack of resources, including a lack of resources that are appropriately qualified in the areas of U.S. GAAP and SEC reporting, and the potential impact on the financial statements and disclosures and the importance of the annual and interim financial closing and reporting process, in the aggregate, there is more than a remote likelihood that a material misstatement of the financial statements would not have been prevented or detected for the year ended December 31, 2007.

Remediation Plans Implemented in 2008

Management has remediated the above-mentioned weakness in our internal control over financial reporting and has implemented the following steps:

•
Hired additional accounting personnel (a full time CFO was hired in January 2008 and another full time senior level accountant was hired in February 2008 who was replaced by an experienced controller in June 2008);

•	Purchased and installed new accounting software;

•	Established a detailed timeline for review and completion of financial reports to be included in our Forms 10-Q and 10-K;

•	Engaged the use of a third party accounting service provider as needed to further support and supplement our internal staff in accounting and related areas when necessary; and

•	Employed the use of appropriate supplemental SEC and U.S. GAAP checklists in connection with our closing process and the preparation of our Forms 10-Q and 10-K.

The implementation of these remediation plans was initiated and continued during 2008. The material weakness was considered remediated and management has concluded that the procedures are operating effectively.

If we are not able to implement controls to avoid the occurrence of material weaknesses in our internal control over financial reporting in the future, then we might report results that are not consistent with our actual results and we may need to restate results that will have been previously reported.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009.

PART II
OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2009, we have issued unregistered securities to the persons described below. These transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. Each sale of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, and/or Rule 506 of Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

On January 6 and 13, 2009, we issued 25,000 shares and 200,000 shares, respectively, of our common stock to an investor relations firm and to a law firm, respectively, as compensation for services provided to us pursuant to agreements dated October 7, 2007, and January 5, 2009.  Each issuance was valued at the closing price of the Company’s common stock on the last trading day preceding the date of issue. Each certificate carries a restricted stock legend on its face.

Item 6. Exhibits. ..

The following exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit No.	Description

31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR SKIES SOLAR, INC.

Date: May 15, 2009	By:	/s/ Ezra J. Green
		Name:	Ezra J. Green
		Title:	Chairman & Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2009	By:	/s/ Arthur L. Goldberg
		Name:	Arthur L. Goldberg
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith