Form 10-K/A
period 2008-12-31
Clear Skies Solar, Inc
filed 2009-07-20
CIK 1402857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $1,915,829 computed by reference to the closing price of the common stock on July 14, 2009.   For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of July 14, 2009 was 42,002,945.

DOCUMENTS INCORPORATED BY REFERENCE – None

EXPLANATORY NOTE

We are filing this Amendment to our Form 10-K for the fiscal year ended December 31, 2008 in response to certain comments made by the staff of the SEC. In response to such comments, we have (i) amended Item 9A (Controls and Procedures) and (ii) filed new Section 302 certifications of our chief executive officer and chief financial officer (Exhibits 31.1 and 31.2, respectively) that include the introductory language in paragraph 4 and paragraph 4(b).

Except as described above, the remainder of the Form 10-K is unchanged and does not reflect events occurring after the original filing of the Form 10-K with the SEC on May 15, 2009.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”).  Such disclosure controls and procedures are designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is recorded, processed, accumulated, and communicated to management within the time periods specified in the SEC’s rules and forms.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, which consists of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), as supplemented by the COSO publication Internal Control over Financial Reporting – Guidance for Smaller Public Companies.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2008, based on these criteria.

Management is aware that there is a lack of segregation of duties at the Company due to the fact that there are only two people dealing with financial and accounting matters.  However, at this time, management has decided that considering the experience and abilities of the employees involved and the low quantity of transactions processed, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases.  Management will periodically reevaluate this situation.  Notwithstanding the above regarding the lack of segregation of duties, management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements included in this annual report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

This annual report does not include an attestation report of our registered independent auditors regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered independent auditors pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2008, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAR SKIES SOLAR, INC.

Date: July 17, 2009	By:	/s/ Ezra J. Green
Ezra J. Green
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/ Ezra J. Green Ezra J. Green	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	July 17, 2009

/s/ Arthur L. Goldberg Arthur L. Goldberg	Chief Financial Officer, Secretary and Treasure (Principal Financial Officer and Principal Accounting Officer)	July 17, 2009

/s/ Gelvin Stevenson Gelvin Stevenson, PhD	Director	July 17, 2009

/s/ Pamela J. Newman Pamela J. Newman, PhD	Director	July 17, 2009

42

EXHIBIT INDEX

Exhibit No.		Description
2.1		Agreement of Merger and Plan of Reorganization, dated as of December 19, 2007, by and among Clear Skies Holdings, Inc., Clear Skies Group, Inc. and Clear Skies Acquisition Corp. (2)
2.2		Certificate of Merger, merging Clear Skies Acquisition Corp. with and into Clear Skies Group, Inc., filed with the Secretary of State of the State of Delaware on December 19, 2007 (2)
2.3		Certificate of Merger, merging Clear Skies Acquisition Corp. with and into Clear Skies Group, Inc., filed with the Department of State of the State of New York on December 20, 2007 (2)
3.1	(a)	Certificate of Incorporation (1)
3.1	(b)	Certificate of Amendment to Certificate of Incorporation (3)
3.2		By-laws (1)
10.1		Form of Subscription Agreement (2)
10.2		Form of Placement Warrant (2)
10.3		Form of Registration Rights Agreement (2)
10.4		Form of Lock-Up Agreement (2)
10.5		Placement Agent Agreement, dated November 14, 2007, between Clear Skies Group, Inc. and Westminster Securities Corporation (2)
10.6		Form of Directors and Officers Indemnification Agreement (2)
10.7		Employment Agreement, dated December 20, 2007, by and between Clear Skies Holdings, Inc. and Ezra J. Green (2)
10.8	**	Amended and Restated Executive Employment Agreement, dated November 12, 2008 by and between Clear Skies Solar, Inc. and Ezra J. Green
10.9		Employment Agreement, dated December 20, 2007, by and between Clear Skies Holdings, Inc. and Robert Parker (2)
10.10		Clear Skies Holdings, Inc. 2007 Equity Incentive Plan (2)
10.11		Form of 2007 Incentive Stock Option Agreement (2)
10.12		Form of 2007 Non-Qualified Stock Option Agreement (2)
10.13		Clear Skies Solar, Inc. 2008 Equity Incentive Plan (9)
10.14	**	Form of 2008 Incentive Stock Option Agreement
10.15	**	Form of 2008 Non-Qualified Stock Option Agreement
10.16		Agreement of Conveyance, Transfer and Assignment of Assets and Assumptions of Obligations, dated as of December 20, 2007, between Clear Skies Holdings, Inc. and BIP Holdings, Inc. (2)
10.17		Stock Purchase Agreement, dated as of December 20, 2007 among Clear Skies Holdings, Inc., Bobby Stanley and Joseph I. Lewis (2)
10.18		Settlement Agreement and Mutual Release among Alpha Energy, Clear Skies Group, Inc. and Quixotic Systems, Inc., dated as of August 30, 2007 (2)
10.19		Indemnity and Guaranty Agreement, dated as of August 25, 2007, by Ezra Green and Clear Skies Group, Inc., jointly and severally, in favor of Quixotic Systems, Inc. (2)
10.20		Form of Note Purchase Agreement, dated as of November 7, 2007, between Clear Skies Group, Inc. and each purchaser of 8% Promissory Notes of Clear Skies Group, Inc. (2)
10.21		Form of 8% Promissory Notes of Clear Skies Group, Inc., dated November 7, 2007 (2)
10.22		Settlement Agreement and Release, dated as of November 8, 2007, among Clear Skies Group, Inc., Sustainable Profitability Group, Inc. and Mayur Subbarao (2)
10.23		Resignation Letter from Bobby Stanley, dated December 20, 2007 (2)

10.24		Employment Agreement, dated December 31, 2007, by and between Clear Skies Holdings, Inc. and Arthur L. Goldberg (4)
10.25	**	Amended and Restated Executive Employment Agreement, dated November 12, 2008 by and between Clear Skies Solar, Inc. and Arthur L. Goldberg
10.26		Summary sheet of amendment, dated February 6, 2008, to the terms of Employment Agreement, dated December 20, 2007, by and between Clear Skies Holdings, Inc. and Ezra J. Green (4)
10.27		Employment Agreement, dated March 19 2008, by and between Clear Skies Solar, Inc. and Thomas Oliveri (5)
10.28	**	Amended and Restated Executive Employment Agreement, dated November 12, 2008 by and between Clear Skies Solar, Inc. and Thomas Oliveri
10.29		Letter Agreement, dated October 7, 2007, between Clear Skies Group, Inc. and Avalanche Strategic Communications (6)
10.30		Client Service Agreement, dated as of November 28, 2007, between Clear Skies Group, Inc. and PR Financial Marketing LLC (7)
10.31		Clear Skies Solar, Inc. 2008 Non-Employee Director Compensation Plan (6)
10.32	**	Amendment Number One to the Clear Skies Solar, Inc. 2008 Non-Employee Directors Compensation Plan
10.33	**	Form of 2008 Non-Employee Director Compensation Plan Non-Qualified Stock Option Agreement
10.34		Lease of new office space dated May30, 2008 (8)
10.35		Consulting Services Agreement, dated as of April 30, 2009 between the Company and Ice Cold Stocks (10)
10.36		Consulting Agreement, dated as of May 8, 2009, between the Company and Barry Honig (10)
10.37		Amendment to Consulting Agreement, dated as of May 8, 2009, between the Company and Barry Honig (10)
10.38		Subscription Agreement, dated as of May 8, 2009, by and among the Company and the subscribers listed therein (10)
10.39		Form of Convertible Promissory Note (10)
10.40		Form of Warrant to Purchase Common Stock (10)
10.41		Security Agreement, dated as of May 8, 2009, by and among the Company and the signatories thereon (10)
10.42	**	Form of Warrant issued to Kim Davis Nominee of Ice Cold Stock
14	**	Code of Ethics and Business Conduct adopted July 28, 2008
21.1	**	List of Subsidiaries
31.1	*	Section 302 Certification of Principal Executive Officer
31.2	*	Section 302 Certification of Principal Financial Officer
32.1	**	Section 906 Certification of Principal Executive Officer
32.2	**	Section 906 Certification of Principal Financial Officer

*	Filed herewith.

**	Previously Filed with Form 10-K Filed on May 15, 2009.

(1)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on December 19, 2007.

(2)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on December 26, 2007.

(3)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on January 30, 2008.

(4)	Incorporated herein by reference to the copy of such document included as an exhibit to our Registration Statement on Form S-1 filed on March 27, 2008.

(5)	Incorporated herein by reference to the copy of such document included as an exhibit to our Annual Report on Form 10-KSB filed on March 31, 2008.

(6)	Incorporated herein by reference to the copy of such document included as an exhibit to Amendment No. 1 to our Registration Statement on Form S-1 filed on May 23, 2008.

(7)	Incorporated herein by reference to the copy of such document included as an exhibit to Amendment No. 3 to our Registration Statement on Form S-1 filed on July 15, 2008.

(8)	Incorporated herein by reference to the copy of such document included as an exhibit to Amendment No. 2 to our Registration Statement on Form S-1 filed on June 24, 2008.

(9)	Incorporated herein by reference to the copy of such document included as an exhibit to our form 10-Q for the three months ended June 30, 2008 filed on August 12, 2008.

(10)	Incorporated herein by reference to the copy of such document included as an exhibit to our form 8-K filed on May 12, 2009.