Form 10-Q
period 2009-06-30
Clear Skies Solar, Inc
filed 2009-08-10
CIK 1402857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2009
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
YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
YES ☐ NO ☑
As of August 4, 2009, 43,072,567 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
CLEAR SKIES SOLAR, INC.
Condensed Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$18,817	$155,577
Accounts receivable, less allowance for doubtful accounts of $65,275 at June 30, 2009 and at December 31, 2008, respectively	29,542	157,225
Inventory	-	11,113
Costs and estimated earnings in excess of billings	19,841

Total current assets	68,200	323,915

Property and equipment, net	172,580	192,653
Prepaid expenses and investor relations fees	525,622	195,273
Security deposit	113,634	113,634
Other assets	57,579	44,801

Total Assets	$937,615	$870,276

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Liabilities:
Accounts payable and accrued expenses	$1,410,007	$1,274,563
Billing in excess of costs and estimated earnings	42,553	40,332
Customer deposits	28,386
Obligation to issue options and warrants	-	47,500
Notes and loan payable	400,033
Payroll liabilities	176,461	31,047
Provision for estimated warranty liability	56,964	56,964
Estimated loss on uncompleted contracts	109,305	109,305
Total current liabilities	2,223,709	1,559,711

Long-term liabilities:
Notes payable	41,057	-
Total long-term liabilities	41,057	-

Commitments and contingencies

Stockholders' (Deficit)

Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding
Common stock, $.001 par value, 100,000,000 shares authorized, 42,002,945 and 31,696,066 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	42,003	31,696
Additional paid-in capital	12,436,338	10,767,217
Accumulated (deficit)	(13,805,492)	(11,488,348)

Total stockholders' (deficit)	(1,327,151)	(689,435)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$937,615	$870,276

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CLEAR SKIES SOLAR, INC.
Unaudited Condensed Consolidated Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
Revenues
Contract revenue	-	$1,133,440	-	$1,271,664
Subcontract revenue		-
Other		-	11,113	15,000
Total revenues	-	1,133,440	11,113	1,286,664

Cost of revenues	-	852,554	27,946	1,045,902

Gross margin	-	280,886	(16,833)	240,762

Operating expenses
Selling expenses	86,140	251,137	177,395	484,814
General and administrative expenses	1,045,639	1,531,055	2,086,113	2,933,292
Research and development	176	4,659	2,311	7,273
Total operating expenses	1,131,955	1,786,851	2,265,819	3,425,379

Loss from operations	(1,131,955)	(1,505,965)	(2,282,652)	(3,184,617)

Other income (expense)
Interest income	8	9,968	478	42,315
Interest expense	(29,619)	(8,811)	(34,971)	(14,741)

Provision for income taxes

Net loss	$(1,161,566)	$(1,504,808)	$(2,317,145)	$(3,157,043)

Loss per share, basic and diluted	$(0.03)	$(0.05)	$(0.07)	$(0.10)

Weighted average common shares outstanding, basic and diluted	38,679,545	30,886,678	35,305,025	31,093,778

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CLEAR SKIES SOLAR, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

For the six months ended June 30,	2009	2008
Net loss	$(2,317,145)	$(3,157,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,076	5,319
Stock-based compensation	1,397,712	501,019
Estimated loss on contracts		41,842
Bad debt expense		9,000
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
Accounts receivable	127,683	(46,171)
Inventories	11,113	(932,728)
Costs and estimated earnings in excess of billings	(19,841)	(438,446)
Prepaid expenses and investor relations fees	(330,349)	225,492
Security deposits		(113,634)
Other assets	(12,780)	(13,819)
Accounts payable and accrued expenses	417,160	406,235
Provision for estimated warranty liability		25,158
Customer deposits	28,386	5,000
Billings in excess of costs and estimated earnings	2,221	7,277
Payroll liabilities	145,414	(121,478)
Obligations to issue option and warrant	(47,500)	31,962

Net cash (used in) operating activities:	(585,850)	(3,565,015)

Net cash provided by (used in) investing activities:
Purchases of equipment		(166,374)
Sales of equipment	8,000

Net cash provided by (used in) investing activities:	8,000	(166,374)
Net cash provided by (used in) financing activities:
Advances received from (paid to) related party		(104,410)
Repayment of loans payable	(9,000)
Notes payable	450,090

Net cash provided by (used in) financing activities:	441,090	(104,410)

Net (decrease) in cash and cash equivalents:	(136,760)	(3,835,799)

Cash and cash equivalents, beginning of period	155,577	4,866,842

Cash and cash equivalents, end of period	$18,817	$1,031,043

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$14,741

Supplemental disclosure of non-cash financing and investment activities:
Value of shares of common stock issued to consultants	$217,104	$525,250

Reclassification of prepaid investor relations to other receivables		$167,988

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation, current status and nature of operations

The accompanying unaudited condensed consolidated financial statements as of June 30, 2009 and for the three and six month periods ended June 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, these unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the information set forth therein. All such adjustments are of a normal recurring nature. Results for interim periods are not necessarily indicative of results to be expected for a full year. The condensed consolidated balance sheet information as of December 31, 2008 was derived from the audited financial statements and notes thereto, together with management’s discussion and analysis or plan of operations,  included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The interim financial statements contained herein should be read in conjunction with that Report.

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

Current Status

At this time, Clear Skies has no active commercial projects under construction.  Our last contract was completed in December 2008, except for several small residential projects that were ordered from us in 2007 or before and have been delayed for a variety of reasons.  We had no revenue in the first quarter of 2009, except for the sale of approximately $11,000 of excess solar panel inventory and we had no revenue in the second quarter of 2009.  It is not certain when we will begin generating revenues again.  We are negotiating with several parties for the financing and construction of a number of solar energy projects, however there can be no assurance that we will be successful in these negotiations or that such projects would be profitable.  Even if we are successful in negotiating finance and construction agreements, since we recognize revenue under the percentage of completion method, it could be several months after signing before we begin performance and are able to report revenue on our financial statements.

As of July 31, 2009, our available balance of cash and cash equivalents was approximately $61,000 which amount is after receipt of the proceeds from a financing closed as of July 28, 2009 (the “July 2009 Financing”).  See Note 4. Liquidity and Capital Resources and Item 2 – Management’s Discussion – Liquidity and Capital Resources. Notwithstanding the receipt of $260,000 from the July 2009 Financing, our sale of convertible notes in May 2009 (the “May 2009 Financing”) for gross proceeds of $400,000 and for borrowings of $282,464 in the first half of 2009 from an unrelated third party, we will need to raise additional funds to pay outstanding vendor invoices and operating expenses.  Our future cash flows depend on our ability to enter into, and be paid under, contracts for the construction of solar energy projects and our ability to sell our debt and equity securities on terms satisfactory to us.  While management believes these can be accomplished, there can be no assurance that we will be successful in entering into construction contracts or selling our securities, in which case we will probably not be able to continue as a going concern.

Nature of Operations

Clear Skies Group, Inc. (“CSG”) was formed in New York for the purpose of providing turnkey solar electricity installations and renewable energy technology solutions to commercial and residential customers across the United States. CSG commenced operations in August 2005 and received its initial funding in September 2005. The Company also has proprietary and patented remote monitoring technology under the name XTRAX® with applications in the solar electricity production industry and other potential markets.

Unless the context requires otherwise, references to the “Company” for periods prior to the closing of the Reverse Merger (see Note 2) on December 20, 2007 refer to Clear Skies Group, Inc., a private New York corporation that is now Clear Skies Solar, Inc.’s wholly-owned subsidiary, and such references for periods subsequent to the closing of the Reverse Merger on December 20, 2007, refer to Clear Skies Solar, Inc., a publicly traded Delaware corporation formerly known as Clear Skies Holdings, Inc. (“CSH”), together with its subsidiaries, including Clear Skies Group, Inc.

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

The December 2007 private placement

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

3. Summary of significant accounting policies

Accounts Receivable and Allowance for Doubtful Accounts
The Company regularly evaluates the collectability of its accounts receivable. The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past bad debts and collections and current credit conditions.  Accounts receivable are written-off as uncollectible on a case-by-case basis at the discretion of management.  Accounts receivable consist of trade receivables and when applicable amounts due from state agencies for rebates on state-approved solar systems installed. A total of $29,542 of rebates was included in accounts receivable at June 30, 2009. When the Company sells systems with a rebate component, the savings is passed directly to the customer and the Company takes ownership of the rebate receivable from the applicable state agency.

Inventories
Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method or the weighted average method. Inventory includes materials, labor and manufacturing overhead costs and is recorded net of an allowance for obsolete or unmarketable inventories. Such allowance is based upon both historical experience and management’s understanding of market conditions and forecasts of future product demand. In addition, items in inventories in excess of one year’s usage are compared to the allowance for adequacy. If the actual amount of obsolete or unmarketable inventories significantly exceeds the estimated allowance, the Company’s cost of sales, gross profit and net earnings would be significantly affected.

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

Loss Per Share
The Company complies with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires dual presentation of basic and diluted income/loss per share for all periods presented. Basic income/loss per share excludes dilution and is computed by dividing income/loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income/loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income/loss of the Company. The difference between the number of shares used to compute basic income/loss per share and diluted income/loss per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. As the Company reported a net loss for the three and six month periods ended June 30, 2009 and 2008, the effects of the 28,281,366 shares issuable on exercise of outstanding warrants and options and on the conversion of notes and contractual obligations as of June 30, 2009 has not been considered in the diluted net loss per common share since these dilutive securities would reduce the loss per common share and become anti-dilutive.

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

On May 28, 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS No. 165”). Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, Statement 165 provides:

1.
The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements.
3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

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

4. Liquidity and capital resources

Since inception, the Company has incurred losses and negative cash flows from operations and at June 30, 2009, the Company had an accumulated deficit of approximately $13.8 million.  At June 30, 2009 we had approximately $18,000 in cash and cash equivalents.  As of July 31, 2009, our available balance of cash and cash equivalents was approximately $61,000, which amount is after the receipt of the $260,000 proceeds from the July 2009 Financing, in which we sold (i) secured convertible promissory notes in the aggregate principal amount of $286,000 and (ii) warrants to purchase up to 4,085,714 shares of the Company’s common stock.  The bulk of these proceeds were to pay a portion of the overdue employee salaries and reimbursable expenses as well as employee benefits and insurance costs.  As part of the July 2009 Financing, the conversion price of the convertible notes and the purchase price of the warrants issued in the May 2009 Financing were reduced from $.10 and $.15, respectively, to $.07. See our Form 8-K filed with the Securities and Exchange Commission on August 3, 2009 and our Form 8-K/A filed with the Securities and Exchange Commission on August 5, 2009.

Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities and entering into contracts for the financing and installation of solar energy systems and the resulting cash flows and revenues, we believe that we will have adequate resources to fund our operations in 2009.  While management believes these can be accomplished, there can be no assurance that we will be successful in entering into construction contracts or selling our securities, in which case we will probably not be able to continue as a going concern.   Notwithstanding the July 2009 Financing, the May 2009 Financing and borrowings of $282,464 in the first half of 2009 from an unrelated third party, we will need to raise additional funds to pay outstanding vendor invoices and operating expenses.

5. Prepaid expenses and investor relations fees

Prepaid expenses and prepaid investor relation fees at June 30, 2009 and December 31, 2008 are as follows:

	June 30,	December 31,
	2009	2008
Payments to US public and investor relations firms	$141,667	$191,667
Prepayment to compensation to be amortized over the periods in which the services will be rendered	360,000	0
Prepaid – other	23,955	0
Prepaid insurance premiums	0	3,606

Totals	$525,622	$195,273

The Company has entered into agreements with several firms in the US to provide it with both public relations and investor relations advice and services over periods from six months to three years. These agreements call for payments in both cash and common stock and payments are being amortized over the period of each agreement.

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

In September 2005, the Company agreed to grant 120,000 shares (exchanged for 232,553 shares in the Reverse Merger) to three individuals for agreeing to serve on the Board of Directors for a three-year term. The fair value of these shares at the date of such agreement was estimated to be approximately $96,000. For the six months ended June 30, 2009 and 2008, the Company recorded Board of Director fees and compensation expense, which are included in general and administrative expenses, of approximately zero, and $21,333, respectively, for these shares.  The balance of these costs was charged to earnings during 2008 and therefore there were no amounts on the balance sheets as at June 30, 2009 or December 31, 2008.

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

Several of the Company’s officers and directors, or their affiliates, have from time to time extended loans to the Company or agreed to defer compensation payable to them in order to fund the Company’s operating expenses. In this regard: (i) Quixotic Systems, Inc. (“Quixotic”) loaned $285,000 at 10% interest compounded daily, which had been repaid in full as of December 31, 2007; and (ii) Gelvin Stevenson loaned $20,000 all of which had been repaid in full as of December 31, 2007. Furthermore, Ezra Green, the Company’s Chairman and Chief Executive Officer, agreed to the deferral of $73,259 of his compensation (of which $69,366 was unpaid and included in accrued expenses as of December 31, 2007). As of March 18, 2008, Mr. Green’s deferred compensation had been repaid in full. Mr. Green advanced $30,275 to the Company in 2006 and an additional $70,037 in 2007 (which has been recorded as a balance of $100,312 due to related party at December 31, 2007). This related party balance was also repaid in full by March 18, 2008. Such loans and other arrangements were interest free (except for Quixotic) and have not been memorialized by written promissory notes. At December 31, 2007, there were miscellaneous amounts due to related parties of approximately $4,000 which were paid in March, 2008.  As of June 30, 2009 and December 31, 2008 no related party loans were outstanding.

8. Stock Options and Warrants

In accordance with Statement on Auditing Standards ("SAS") No. 123(R), the Company uses the Black-Scholes option pricing model to measure the fair value of its Option awards granted in 2007 as part of or after the Reverse Merger described in Note 1. All Option awards granted prior to the Reverse Merger transaction described in Note 2 were exchanged for common stock as part of that transaction. The Black-Scholes model requires the input of highly subjective assumptions including volatility, expected term, risk-free interest rate and dividend yield. As the Options were granted to non-employee consultants the resulting fair value is recorded as consulting expense on a straight-line basis over the period of service of the consultants, in this case one year. The amount of this expense charged to earnings for the three and six month periods ended June 30, 2009 and 2008 were zero, zero, $33,750 and $13,924, respectively. There will be no charge against earnings in 2009.

In December 2007, the Company’s shareholders approved its 2007 Equity Incentive Plan which provides for the granting to both employees and non-employees of up to 2,500,000 shares of the Company’s common stock pursuant to awards of options and/or restricted stock. The 2007 Plan is administered by the Company’s Board of Directors or a committee appointed by the Board. On July 28, 2008, the Board adopted our 2008 Equity Incentive Plan and on March 17, 2009 it adopted our 2009 Equity Incentive Plan.  At June 30, 2009, the Company had outstanding options granted under the 2007, 2008 and 2009 Plans to purchase an aggregate of 6,000,000 shares of the Company’s common stock. On May 1, 2008 the Company adopted the Clear Skies Solar, Inc. 2008 Non-Employee Director Compensation Plan, which it amended on November 12, 2008 and, pursuant to that Plan as amended, each of the non-employee directors were granted options expiring in ten years to purchase 90,000 shares, 90,000 shares and 220,000 shares at $1.30, $.2725 and $.12 per share, respectively. A summary of the Company’s stock option activity in the first six months of 2009 for employees and three non-employees is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of	Price per	Term
	Options	Option	(Years)
Employees:
Outstanding, January 1, 2009	3,030,000	$0.99	7.40
Granted — March 17 - 2009	2,555,000	$0.12	9.02
Cancelled/forfeited	-35,000	$0.49

Outstanding, June 30, 2009	5,550,000

Non-employees:
Granted — March 17 & April 14, 2009	450,000	$0.12	10.00

Outstanding, June 30, 2009	6,000,000

The following table summarizes additional information about the assumptions used to determine the fair value of stock options granted during the three and six months ended June 30, 2009:

Risk free rate	2.00% - 2.64%
Stock price volatility	121%
Dividend yield	0
Term	4.5 - 6 years

The estimated stock price volatility was derived based on the average volatility of 34 companies that the Company considered reasonably similar to it. The risk free rate of return was based on the yield of US Treasury debt of comparable maturities on the date of issuance of the Options.

During the three and six month periods ended June 30, 2009 and 2008, the Company recorded approximately $248,000, $476,000, $294,000 and $211,000, respectively, of stock-based compensation for issuances under these Plans. The amount of compensation expense not yet recognized is $1,744,445 which will be recognized over the next three years.

On July 28, 2008 and March 17, 2009, the Company’s Board of Directors adopted the Clear Skies Solar, Inc. 2008 and 2009 Equity Incentive Plans, respectively, each of which permits the granting of up to 2,500,000 shares of the Company’s common stock pursuant to awards of incentive and non-qualified stock options and/or restricted stock. The Company no longer plans to seek shareholder approval of the 2008 Plan, as, in order for any awards thereunder to qualify as incentive stock options, the Company would have had to obtain such approval by July 27, 2009.  The Company does plan to seek shareholder approval of the 2009 Plan by March 16, 2010. Options granted under each of the 2008 and 2009 Plans must have a duration of not more than ten years and, if an incentive stock option, then it must have an exercise price of not less than the Fair Market Value (as defined in each Plan) on the date of grant.  Options granted under these Plans are included in the table above.

On July 29, 2009 the Board of Directors agreed to grant employees and non-employee directors ten year fully vested options to purchase our common stock equal to the number of shares covered by existing options with an exercise price of $.50 or higher on the condition that the holders of the existing options agree to their cancellation.  The exercise price of options that would be granted to employees would be $.09 and the exercise price of options that would be granted to non-employee directors would be $.13, in both cases the fair market value on July 29, 2009 as defined in the relevant option plans.  The maximum number of options that might be granted to employees would be 1,955,000 and to non-employee directors would be 180,000.

As of June 30, 2009, the Company’s outstanding options granted prior to July 1, 2009 had no intrinsic value due to the stock price on the date of grant.

As of June 30, 2009, options granted to non-employees may be exercised to purchase a total of 410,000 shares and options granted to employees may be exercised to purchase a total of 485,000 shares.

9. Contracts
The Company generates billings based on the fulfillment of milestones, which are set forth in the signed contract for each project. Milestones may include, but are not limited to, initial permits being obtained, delivery of materials, and when installation is subsequently complete.

As of June 30, 2009 and December 31, 2008	2009		2008

Costs incurred on contracts		$2,441,162		$2,381,574
Estimated earnings, less foreseeable losses		423,899		483,488
		2,865,061		2,865,062
Billings to date		(2,907,614)		(2,905,394)
Net costs and estimated earnings/losses in excess of billings		$(42,553)		$(40,332)

These amounts are included in the accompanying June 30, 2009 and December 31, 2008 balance sheets under the following captions:

Costs and estimated earnings in excess of billings	$		$

Billings in excess of costs and estimated earnings		(42,553)		(40,332)
		$(42,553)		$(40,332)

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

Since we began operations we have incurred annual net losses. As of June 30, 2009, we had an accumulated deficit of $13,805,492 and we expect to incur additional losses in the foreseeable future. Our revenues during the three month periods ended June 30, 2009 and 2008 were zero and $1,133,440, respectively, and for the six month periods ended June 30, 2009 and 2008 were $11,113 and $1,286,664, respectively. We recognized net losses of $1,161,566 and $1,504,808 (or a basic and diluted loss of $.03 and $.05, respectively, per common share) for the three months ended June 30, 2009 and 2008.  We recognized net losses of $2,317,145 and $3,157,043 (or a basic and diluted loss of $.07 and $.10, respectively, per common share) for the six month periods ended June 30, 2009 and 2008.

Since our inception, we have financed our operations primarily through sales of equity and debt securities. From inception through June 30, 2009, we received aggregate net offering proceeds from private sales of equity and debt securities (after deducting placement agents’ discounts, commissions and expenses, and our offering expenses) of approximately $7,445,000.

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

As of July 31, 2009, our available balance of cash and cash equivalents was approximately $61,000, which amount is after receipt of the $260,000 proceeds from the July 2009 Financing in whch we sold  (i) secured convertible promissory notes in the aggregate principal amount of $286,000 and (ii) warrants to purchase up to 4,085,714 shares of the Company’s common stock.  The bulk of the proceeds were to pay a portion of the overdue employee salaries and reimbursable expenses as well as employee benefits and insurance costs.  As part of the July 2009 Financing, the conversion price of the convertible notes and the purchase price of the warrants issued in the May 2009 Financing were reduced from $.10 and $.15, respectively, to $.07.  See our Forms 8-K and 8-K/A filed with the Securities and Exchange Commission on August 3 and August 5, 2009, respectively.  Notwithstanding the July 2009 Financing, our May 2009 sale of convertible notes for gross proceeds of $400,000 and borrowings of $282,464 in the first half of 2009 from an unrelated third party, we will need to raise additional funds to pay outstanding vendor invoices and operating expenses.

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

We expect our immediate capital expenditures, which we do not expect to exceed approximately $400,000, will be related to obtaining various approvals and completing the Beta tests and initial launch of XTRAX®. Subject to industry and governmental approvals, and availability of funds, we expect to be able to have a commercial XTRAX® product during 2009; however, no assurance can be given that our expectations will be met. Cranes and other solar energy system installation equipment are generally available for rental on reasonable terms, and we do not have plans to acquire any.

Generally, we anticipate that our operating costs and expenses will increase in the future to support a higher level of revenues. Increased costs will be attributable to increased personnel, principally sales and installation personnel and support staff for a multi-office infrastructure and increased marketing expenditures to promote our services.

Results of Operations: Comparison of Three Month Periods Ended June 30, 2009 and 2008

Revenues in the second quarter of 2009 were zero, a decrease from the $1,133,440 of revenue for the three months ended June 30, 2008. In the 2009 period, we had no revenue as we had completed all work on our jobs in 2008, while in the 2008 quarter we billed for contract work then underway. Cost of revenue in the second quarter of 2009 was also zero compared to $852,554 in the three months ended June 30, 2008. The gross margin in the second quarter of 2008 was $280,886, or 24.8%.

Selling expenses decreased by $164,997 from the $251,137 incurred in the second quarter of 2008 to $86,140 in the comparable 2009 quarter. The decrease is largely accounted for by decreases in salaries of $65,000, public relations of $76,000 and travel of $20,000.

General and administrative expenses were $1,045,639 for the three months ended June 30, 2009 compared to $1,531,055 in the three months ended June 30, 2008, for a decrease of $485,416. This decrease is largely accounted for by approximately (a) a decrease in legal fees of $78,000, (b) investor relations expenses decreasing by $193,000, (c) a $107,000 decrease in non-cash stock compensation expense offset by an increase in cash salaries of $37,000, (d) a decrease in consulting expenses of $38,000, (e) a decrease to zero in liquidated damages compared to the payment in the second quarter of 2008 of $34,000 and (f) a decrease in business travel costs of $28,000.

Interest income of $9,968 for the three months ended June 30, 2008 resulted from the investment of excess cash from the private placement described in Note 2 above compared to $8 of interest income in the 2009 comparable period.

Results of Operations: Comparison of Six Month Periods Ended June 30, 2009 and 2008

Revenues in the first half of 2009 were $11,113, a decrease of $1,275,551 from the $1,286,664 of revenue for the six months ended June 30, 2008. In the 2009 period, revenue decreased as we had completed all work on our jobs in 2008 and sold excess solar panel inventory, while in the 2008 quarter we only billed relatively small contract and sub-contract work. Cost of revenue in the first half of 2009 was $27,946, down $1,017,956 from the cost of revenue of $1,045,902 in the six months ended June 30, 2008. The gross margin loss in the 2009 quarter was $16,833, a decrease of $257,595 from the gross margin of $240,762 in the first half of 2008.

Selling expenses decreased by $307,419 from the $484,814 incurred in the first half of 2008 to $177,395 in the comparable 2009 period. The decrease is largely accounted for by decreases in salaries of $122,000, public relations of $113,000, travel of $25,000 and advertising and trade show costs of $12,000.

General and administrative expenses were $2,086,113 for the six months ended June 30, 2009 compared to $2,933,292 in the six months ended June 30, 2008, for a decrease of $847,179. This decrease is largely accounted for by approximately (a) a decrease in legal fees of $360,000, (b) investor relations expenses decreasing by $458,000, (c) a $68,000 decrease in cash salaries and offset in part by an increase in non-cash stock compensation expense of $180,000, (d) an increase in rent of $30,000, (e) a decrease to zero in liquidated damages compared to the payment in the second quarter of 2008 of $34,000, (f) a decline in accounting fees of $37,000, (g) a decline in travel costs of $42,000 and (h) a decline in consulting costs of $31,000.

Interest income of $42,315 for the six months ended June 30, 2008 resulted from the investment of excess cash from the private placement described in Note 2 above compared to $478 of interest income in the 2009 comparable period.

Liquidity and Capital Resources

At June 30, 2009, we had an accumulated deficit of $13,805,492 and we expect to incur additional losses in the foreseeable future. While we have funded our operations since inception through private placements of equity and bridge loans, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

As of July 31, 2009, our available balance of cash and cash equivalents was approximately $61,000, which amount is after receipt of the $260,000 proceeds from the July 2009 Financing in which we sold (i) secured convertible promissory notes in the aggregate principal amount of $286,000 and (ii) warrants to purchase up to 4,085,714 shares of the Company’s common stock.  The bulk of the proceeds were to pay a portion of the overdue employee salaries and reimbursable expenses as well as employee benefits and insurance costs.  As part of the July 2009 Financing the conversion price of the convertible notes and the purchase price of warrants issued in the May 2009 Financing were reduced from $.10 and $.15, respectively, to $.07. See our Forms 8-K and 8-K/A filed with the Securities and Exchange Commission on August 3 and August 5, 2009, respectively.

Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities and entering into contracts for the financing and installation of solar energy systems and the resulting cash flows and revenues, we believe that we will have adequate resources to fund our operations in 2009. However, there can be no assurances that we will be successful in entering into such contracts or arranging financing on terms satisfactory to us, in which case there would be significant doubt as to our ability to continue as a going concern. Notwithstanding the July 2009 Financing, the May 2009 Financing and borrowings of $282,464 in the first half of 2009 from an unrelated third party, we will need to raise additional funds to pay outstanding vendor invoices and operating expenses.

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

We will need to raise additional funds through either the licensing or sale of our technologies, products and services or additional public or private offerings of our securities. There can be no assurance that we will be able to obtain further financing, do so on reasonable terms, or do so on terms that would not substantially dilute our current stockholders’ equity interests in us. If we are unable to raise additional funds on a timely basis, or at all, there would be significant doubt as to our ability to continue as a going concern.

We expect to put our present and anticipated capital resources to the following uses:

•	payment of outstanding vendor invoices and operating expenses;

•	towards our budget for the engagement of investor relations and public relations firms;

•	possibly for strategic acquisitions, if and to the extent we determine appropriate;

•	completion of qualification, beta testing and commercialization of XTRAX®; and

•	for general working capital purposes.

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

Off-Balance Sheet Arrangements

We did not engage in any off-balance sheet arrangements during the six month periods ended June 30, 2009 and 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Due to our status as a smaller reporting company, this Item is not required.

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e).  Such disclosure controls and procedures are designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, accumulated, and communicated to management within the time periods specified in the SEC’s rules and forms.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2009, we have issued unregistered securities to the persons described below. These transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. Each sale of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, and/or Rule 506 of Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

On April 1, June 8 and June 9, 2009, we issued a total of 706,879 shares of our common stock to two law firms as compensation for services provided to us.  On April 3, 2009 we issued 3,000,000 shares of our common stock to our Chief Executive Officer as additional compensation to him.  On April 7, 2009 we issued 250,000 shares of our common stock to a marketing consulting firm.   On May 8 and June 10, 2009 we issued a total of 1,975,000 shares of our common stock to three investor relations consulting firms.  On May 8, 2009 we issued 4,150,000 shares of our common stock in connection with a financing completed that day and reported on our Form 8-K filed on May 13, 2009.  During this period we issued two year promissory notes in the total face amount of $102,000 convertible into 1,466,667 shares of our common at prices from $.06 to $.08 per share and a $9,000 non-convertible note. Simultaneously therewith we issued warrants to the lender to purchase a like number of shares at prices of $.14 to $.16 per share.  Each issuance above was valued at or based on the closing price of the Company’s common stock on the last trading day preceding the date of issue. Each certificate carries a restricted stock legend on its face.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit No.	Description
10.1	Consulting Services Agreement, dated as of April 30, 2009, between the Company and Ice Cold Stocks (1)
10.2	Consulting Agreement, dated as of May 8, 2009, between the Company and Barry Honig (1)
10.3	Amendment to Consulting Agreement, dated as of May 8, 2009, between the Company and Barry Honig (1)
10.4	Subscription Agreement, dated as of May 8, 2009, by and among the Company and the subscribers listed therein (1)
10.5	Form of Convertible Promissory Note (1)
10.6	Form of Warrant to Purchase Common Stock (1)
10.7	Security Agreement, dated as of May 8, 2009, by and among the Company and the signatories thereon (1)
10.8	Form of Subscription Agreement, dated as of July 28, 2009, by and among the Company and the subscribers listed therein. (2)
10.9	Form of Convertible Promissory Note (2)
10.10	Form of Warrant to Purchase Common Stock (2)
31.1 *	Section 302 Certification of Principal Executive Officer
31.2 *	Section 302 Certification of Principal Financial Officer
32.1 *	Section 906 Certification of Principal Executive Officer and Principal Financial Officer
*	Filed herewith

(1)	Incorporated hereby by reference to the copy of such document included as an exhibit to our Form 8-K filed on May 13, 2009.

(2)	Incorporated hereby by reference to the copy of such document included as an exhibit to our Form 8-K filed on August 3, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR SKIES SOLAR, INC.

Date: August 7, 2009	By:	/s/ Ezra J. Green
		Name:	Ezra J. Green
		Title:	Chairman & Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2009	By:	/s/ Arthur L. Goldberg
		Name:	Arthur L. Goldberg
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Consulting Services Agreement, dated as of April 30, 2009, between the Company and Ice Cold Stocks (1)
10.2	Consulting Agreement, dated as of May 8, 2009, between the Company and Barry Honig (1)
10.3	Amendment to Consulting Agreement, dated as of May 8, 2009, between the Company and Barry Honig (1)
10.4	Subscription Agreement, dated as of May 8, 2009, by and among the Company and the subscribers listed therein (1)
10.5	Form of Convertible Promissory Note (1)
10.6	Form of Warrant to Purchase Common Stock (1)
10.7	Security Agreement, dated as of May 8, 2009, by and among the Company and the signatories thereon (1)
10.8	Form of Subscription Agreement, dated as of July 28, 2009, by and among the Company and the subscribers listed therein. (2)
10.9	Form of Convertible Promissory Note (2)
10.10	Form of Warrant to Purchase Common Stock (2)
31.1 *	Section 302 Certification of Principal Executive Officer
31.2 *	Section 302 Certification of Principal Financial Officer
32.1 *	Section 906 Certification of Principal Executive Officer and Principal Financial Officer
*	Filed herewith

(1)	Incorporated hereby by reference to the copy of such document included as an exhibit to our Form 8-K filed on May 13, 2009.

(2)    Incorporated hereby by reference to the copy of such document included as an exhibit to our Form 8-K filed on August 3, 2009.