Form 10-Q
period 2009-09-30
Clear Skies Solar, Inc
filed 2009-11-16
CIK 1402857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐  NO☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

As of November 11, 2009, 59,968,922 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

Clear Skies Solar, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Cash and cash equivalents	$83,965	$155,577
Accounts receivable, less allowance for doubtful accounts of $65,275
at September 30, 2009 and at December 31, 2008, respectively	29,542	157,225
Inventory	-	11,113
Total current assets	113,507	323,915

Property and equipment, net	166,695	192,653
Prepaid expenses and investor relations fees	234,599	195,273
Security deposit	113,634	113,634
Other assets	61,616	44,801

Total Assets	$690,051	$870,276

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued expenses	$1,457,072	$1,274,563
Billing in excess of costs and estimated earnings	42,553	40,332
Obligation to issue options and warrants	-	47,500
Notes payable, net of unamortized discount	268,072	-
Payroll liabilities	330,381	31,047
Provision for estimated warranty liability	56,964	56,964
Estimated loss on uncompleted contracts	109,305	109,305
Total current liabilities	2,264,347	1,559,711

Commitments and contingencies

Stockholders' Equity (Deficit)

Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding
Common stock, $.001 par value, 100,000,000 shares authorized,
50,539,585 and 31,696,066 shares issued and outstanding at
September 30, 2009 and December 31, 2008, respectively	50,540	31,696
Additional paid-in capital	15,350,095	10,767,217
Accumulated (deficit)	(16,974,931)	(11,488,348)

Total stockholders' equity (deficit)	(1,574,296)	(689,435)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$690,051	$870,276

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Clear Skies Solar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
Revenues
Contract revenue	$33,395	$1,041,501	$33,395	$2,313,165
Subcontract revenue	-	-	-	-
Other	-	-	11,113	15,000
Total revenues	33,395	1,041,501	44,508	2,328,165

Cost of revenues	22,991	914,457	50,937	1,960,359

Gross margin	10,404	127,044	(6,429)	367,806

Operating expenses
Selling expenses	66,937	399,408	244,332	884,222
General and administrative expenses	2,299,806	1,459,771	4,749,656	4,393,064
Research and development	-	4,171	2,311	11,444
Total operating expenses	2,366,743	1,863,350	4,996,299	5,288,730

Loss from operations	(2,356,339)	(1,736,306)	(5,002,728)	(4,920,924)

Other income (expense)
Interest income	11	3,487	489	45,801
Interest expense	(401,422)	-	(484,344)	(14,741)

Provision for income taxes

Net loss	$(2,757,750)	$(1,732,819)	$(5,486,583)	$(4,889,864)

Loss per share, basic and diluted	$(0.06)	$(0.05)	$(0.14)	$(0.16)

Weighted average common shares outstanding,
basic and diluted	46,130,935	31,556,792	38,953,317	31,093,371

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Clear Skies Solar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30,	2009	2008
Net loss	$(5,486,583)	$(4,889,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17,960	10,952
Stock-based compensation	3,007,812	664,663
Interest expenses associated with issuance of notes	437,915	-
Issuance of 187,991 shares of common stock as liquidated damages for the
late filing and late effectiveness of a registration statement	-	109,505
Estimated loss on contracts	-	82,769
Bad debt expense	-	9,000
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
Accounts receivable	127,683	(529,221)
Inventories	11,113	(290,128)
Costs and estimated earnings in excess of billings	-	(261,986)
Prepaid expenses and investor relations fees	(39,326)	366,001
Security deposits	-	(110,334)
Other assets	(16,817)	(19,523)
Accounts payable and accrued expenses	514,112	631,274
Provision for estimated warranty liability	-	25,158
Customer deposits	-	(5,000)
Billings in excess of costs and estimated earnings	2,221	(17,607)
Due to related parties	-	(104,410)
Payroll liabilities	299,334	(94,772)
Obligations to issue option and warrant	(47,500)	(9,401)
Net cash used in operating activities:	(1,172,076)	(4,432,924)

Net cash used in investing activities:
Purchases of equipment	8,000	(198,374)

Net cash provided by (used in) financing activities:
Proceeds from exercise of a warrant	-	15,140
Advances received from (paid to) related party	-	-
Repayment of loans payable	(9,000)	-
Notes payable	1,101,464	-
Net cash provided by (used in) financing activities:	1,092,464	15,140

Net decrease in cash and cash equivalents:	(71,612)	(4,616,158)

Cash and cash equivalents, beginning of period	155,577	4,866,842

Cash and cash equivalents, end of period	$83,965	$250,684

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$14,741

Supplemental disclosure of non-cash financing and investment activities:
Value of shares of common stock issued to consultants	$577,104	$566,750
Net discount expense associated with
issuance of warrants	$908,150
issuance of notes	14,985
	$923,135

Reclassification of prepaid investor relations to other receivables		$167,988

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation, current status and nature of operations

The accompanying unaudited condensed consolidated financial statements as of September 30, 2009 and for the three and nine month periods ended September 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information, and with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, these unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the information set forth therein. All such adjustments are of a normal recurring nature. Results for interim periods are not necessarily indicative of results to be expected for a full year. The condensed consolidated balance sheet information as of December 31, 2008 was derived from the audited financial statements and notes thereto, together with management’s discussion and analysis or plan of operations, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The interim financial statements contained herein should be read in conjunction with that Report.

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

Current Status

At this time, Clear Skies has no active commercial projects under construction. Our last contract was completed in December 2008, except for several small residential projects that were ordered from us in 2007 or before and have been delayed for a variety of reasons. We had no revenue in the first quarter of 2009, except for the sale of approximately $11,000 of excess solar panel inventory, we had no revenue in the second quarter of 2009 and only revenue of $33,395 in the third quarter of 2009. It is not certain when we will begin generating meaningful revenues again. We are negotiating with several parties for the financing and construction of a number of solar energy projects; however, there can be no assurance that we will be successful in these negotiations or that such projects would be profitable. Even if we are successful in negotiating finance and construction agreements, since we recognize revenue under the percentage of completion method it could be several months after signing before we begin performance and are able to report revenue on our financial statements.

As of November 11, 2009, our available balance of cash and cash equivalents was approximately $68,000. This amount is after receipt of the proceeds from financings closed as of July 28, 2009 (the “July Financing”), September 16, 2009 (the “September Financing) and October 14, 2009 (the “October Financing”).For further discussion regarding the July Financing, September Financing and October Financing, see Note 4. Liquidity and Capital Resources and Item 2 – Management’s Discussion – Liquidity and Capital Resources. Notwithstanding the receipt of $720,000 from the October Financing, $250,000 from the September Financing, $260,000 from the July 2009 Financing, our sale of convertible notes in May 2009 (the “May 2009 Financing”) for gross proceeds of $400,000, and from borrowings of $257,464 in the first half of 2009 from an unrelated third party, we will need to raise additional funds to pay outstanding vendor invoices and operating expenses. Our future cash flows depend on our ability to enter into, and be paid under, contracts for the construction of solar energy projects and our ability to sell our debt and equity securities on terms satisfactory to us. While management believes these can be accomplished, there can be no assurance that we will be successful in entering into construction contracts or selling our securities, in which case we will probably not be able to continue as a going concern.

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

3. Summary of significant accounting policies

Accounts Receivable and Allowance for Doubtful Accounts

The Company regularly evaluates the collectability of its accounts receivable. The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past bad debts and collections and current credit conditions. Accounts receivable are written-off as uncollectible on a case-by-case basis at the discretion of management. Accounts receivable consist of trade receivables and when applicable amounts due from state agencies for rebates on state-approved solar systems installed. A total of $29,542 of rebates was included in accounts receivable at September 30, 2009. When the Company sells systems with a rebate component, the savings is passed directly to the customer and the Company takes ownership of the rebate receivable from the applicable state agency.

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

Loss Per Share

The Company complies with SFAS No. 128, “Earnings Per Share.” SFAS No. 128 requires dual presentation of basic and diluted income/loss per share for all periods presented. Basic income/loss per share excludes dilution and is computed by dividing income/loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income/loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income/loss of the Company. The difference between the number of shares used to compute basic income/loss per share and diluted income/loss per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. As the Company reported a net loss for the three and nine month periods ended September 30, 2009 and 2008, the effects of the 37,960,567 shares issuable on exercise of outstanding warrants and options and on the conversion of notes and contractual obligations as of September 30, 2009 has not been considered in the diluted net loss per common share since these dilutive securities would reduce the loss per common share and become anti-dilutive.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification (“ASC”) as the sole source of authoritative generally accepted accounting principles (“GAAP”) in the United States. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009. The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

The ASC includes the September 2006, standards relating to “Fair Value Measurements” which provide for a new single authoritative definition of fair value and provide enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. This standard was effective as of November 15, 2007. The adoption of this did not have a material effect on the Company’s financial position or results of operations.

The ASC includes the standards relating to ‘‘The Fair Value Option for Financial Assets and Liabilities.” This permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This is effective as of the beginning of fiscal 2008. The adoption of this statement did not have a material effect on our financial position or results of operations since the Company did not elect to measure any applicable assets and liabilities at fair value.

The ASC includes the standards relating to “Business Combinations” which provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. These standards also require certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. These standards are effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. Early adoption is not permitted.

The ASC includes the standards relating to “Noncontrolling Interests in Consolidated Financial Statements” and requires reporting entities to present noncontrolling (minority) interests as equity as opposed to as a liability or mezzanine equity and provides guidance on the accounting for transactions between an entity and noncontrolling interests. This standard is effective the first fiscal year beginning after December 15, 2008, and interim periods within that fiscal year and applies prospectively as of the beginning of the fiscal year it is initially applied, except for the presentation and disclosure requirements which are applied retrospectively for all periods presented subsequent to adoption. The adoption of these standards will not have a material impact on the financial statements; however, it could impact future transactions entered into by the Company.

The ASC includes the standards relating to”The Hierarchy of Generally Accepted Accounting Principles” and identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranked FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The FASB believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of these standards is not expected to have a material impact on the Company’s consolidated financial statements.

The ASC includes the standards relating to “Subsequent Events” and establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, these provide:

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

In accordance with these standards an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Management of the Company does not expect the adoption of this pronouncement to have material impact on its financial statements.

Stock Based Compensation

The ASC includes the standards relating to “Accounting for Stock-Based Compensation” which focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. These standards require an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized during the period in which an employee is required to provide service in exchange for the award. No compensation costs are recognized for equity instruments for which employees do not render the requisite service. The Company adopted these standards at commencement of its operations.

4. Liquidity and capital resources

Since inception, the Company has incurred losses and negative cash flows from operations and at September 30, 2009, the Company had an accumulated deficit of approximately $17 million. At September 30, 2009 we had approximately $83,000 in cash and cash equivalents. As of November 11, 2009, our available balance of cash and cash equivalents was approximately $68,000, which amount is after the receipt of $720,000 from the October Financing in which we sold 8,003,662 shares of our common stock, $250,000 from the September Financing in which we sold (i) secured convertible promissory notes in the aggregate principal amount of $275,000, (ii) warrants to purchase up to 1,718,750 shares of the Company’s common stock which, due to anti-dilution adjustments as a result of the October Financing, increased to 3,055,556 shares, and the $260,000 proceeds from the July 2009 Financing in which we sold (i) secured convertible promissory notes in the aggregate principal amount of $286,000 and (ii) warrants to purchase up to 4,085,714 shares of the Company’s common stock. The bulk of these proceeds were to pay the overdue employee salaries and reimbursable expenses as well as employee benefits and insurance costs. As part of the October Financing the conversion price of the convertible notes and the urchase price of the warrants issued in the September Financing were reduced from $.16 to $.09. In addition, as part of the July Financing, the conversion price of the convertible notes and the purchase price of the warrants issued in the May Financing were reduced from $.10 and $.15, respectively, to $.07. See our Form 8-K filed with the Securities and Exchange Commission on August 3, 2009 and our Form 8-K/A filed with the Securities and Exchange Commission on August 5, 2009, as well as our Form 8-K filed on September 21, 2009 and October 20, 2009.

The condensed consolidated balance sheet as of September 30, 2009 reflects the following:

Face amount of notes payable:
May Financing	$400,000
July Financing	286,000
September Financing	275,000
Total	961,000
Less: unamortized discount	824,392
Balance	136,608
Other notes payable	131,464
Notes payable, net of unamortized discount	$268,072

Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities and entering into contracts for the financing and installation of solar energy systems and the resulting cash flows and revenues, we believe that we will have adequate resources to fund our operations in 2009. While management believes these can be accomplished, there can be no assurance that we will be successful in entering into construction contracts or selling our securities, in which case we will probably not be able to continue as a going concern. Notwithstanding the October Financing, the September Financing, the July Financing, the May Financing and borrowings of $257,464 in the first half of 2009 from an unrelated third party, we will need to raise additional funds to pay outstanding vendor invoices and operating expenses.

5. Prepaid expenses and investor relations fees

Prepaid expenses and prepaid investor relation fees at September 30, 2009 and December 31, 2008 are as follows:

	September 30,	December 31,
	2009	2008
Payments to US public and investor relations firms	$116,667	$191,667
Prepaid financing expenses	117,932	-
Prepaid insurance premiums	-	3,606

Totals	$234,599	$195,273

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

6. Stock-based compensation and common stock issued and agreed to be issued

Upon commencement of operations, the Company entered into multiple agreements in which the Company received consulting and other services in exchange for the Company’s common stock or options to purchase the Company’s common stock. The Company complies with GAAP and records compensation expense for the fair value of these services over the periods in which they are provided.

In September 2005, the Company agreed to grant 120,000 shares (exchanged for 232,553 shares in the Reverse Merger) to three individuals for agreeing to serve on the Board of Directors for a three-year term. The fair value of these shares at the date of such agreement was estimated to be approximately $96,000. For the nine months ended September 30, 2009 and 2008, the Company recorded Board of Director fees and compensation expense, which are included in general and administrative expenses, of approximately zero, and $21,333, respectively, for these shares. The balance of these costs was charged to earnings during 2008 and therefore there were no amounts on the balance sheets as at September 30, 2009 or December 31, 2008.

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

Several of the Company’s officers and directors, or their affiliates, have from time to time extended loans to the Company or agreed to defer compensation payable to them in order to fund the Company’s operating expenses. In this regard: (i) Quixotic Systems, Inc. (“Quixotic”) loaned $285,000 at 10% interest compounded daily, which had been repaid in full as of December 31, 2007; and (ii) Gelvin Stevenson loaned $20,000 all of which had been repaid in full as of December 31, 2007. Furthermore, Ezra Green, the Company’s Chairman and Chief Executive Officer, agreed to the deferral of $73,259 of his compensation (of which $69,366 was unpaid and included in accrued expenses as of December 31, 2007). As of March 18, 2008, Mr. Green’s deferred compensation had been repaid in full. Mr. Green advanced $30,275 to the Company in 2006 and an additional $70,037 in 2007 (which has been recorded as a balance of $100,312 due to related party at December 31, 2007). This related party balance was also repaid in full by March 18, 2008. Such loans and other arrangements were interest free (except for Quixotic) and have not been memorialized by written promissory notes. At December 31, 2007, there were miscellaneous amounts due to related parties of approximately $4,000 which were paid in March, 2008. As of September 30, 2009 and December 31, 2008 no related party loans were outstanding.

8. Stock Options and Warrants

In accordance with GAAP, the Company uses the Black-Scholes option pricing model to measure the fair value of its Option awards granted in 2007 as part of or after the Reverse Merger described in Note 1. All Option awards granted prior to the Reverse Merger transaction described in Note 2 were exchanged for common stock as part of that transaction. The Black-Scholes model requires the input of highly subjective assumptions including volatility, expected term, risk-free interest rate and dividend yield. As the Options were granted to non-employee consultants the resulting fair value is recorded as consulting expense on a straight-line basis over the period of service of the consultants, in this case one year. The amount of this expense charged to earnings for the three and nine month periods ended September 30, 2009 and 2008 were zero, zero, zero and $13,924, respectively. There will be no charge against earnings in 2009.

In December 2007, the Company’s shareholders approved its 2007 Equity Incentive Plan which provides for the granting to both employees and non-employees of up to 2,500,000 shares of the Company’s common stock pursuant to awards of options and/or restricted stock. The 2007 Plan is administered by the Company’s Board of Directors or a committee appointed by the Board. On July 28, 2008, the Board adopted our 2008 Equity Incentive Plan and on March 17, 2009 it adopted our 2009 Equity Incentive Plan. At September 30, 2009, the Company had outstanding options granted under the 2007, 2008 and 2009 Plans to purchase an aggregate of 6,050,000 shares of the Company’s common stock. On May 1, 2008 the Company adopted the Clear Skies Solar, Inc. 2008 Non-Employee Director Compensation Plan, which it amended on November 12, 2008 and, pursuant to that Plan as amended, each of the non-employee directors were granted options expiring in ten years to purchase 90,000 shares at $.2725 per share, 220,000 shares at $.12 per share and 90,000 shares at $.13 per share. A summary of the Company’s stock option activity in the first nine months of 2009 for employees and three non-employees (not directors) is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of	Price per	Term
	Options	Option	(Years)
Employees:
Outstanding, January 1, 2009	3,030,000	$0.99	7.40
Granted - March 17 - 2009	2,555,000	$0.12	9.02
Cancelled/forfeited	(35,000)	$0.49

Outstanding, September 30, 2009	5,550,000

Non-employees:
Granted - March 17 & April 14, 2009	500,000	$0.12	9.5

Cancelled - July 28, 2009	(1,955,000)	$1.35

Granted - July 28, 2009	1,955,000	$.09	9.8

Outstanding, September 30, 2009	6,050,000

The following table summarizes additional information about the assumptions used to determine the fair value of stock options granted during the three and nine months ended September 30, 2009:

Risk free rate	2.00% - 2.64%
Stock price volatility	121%
Dividend yield	0
Term	4.5 - 6 years

The estimated stock price volatility was derived based on the average volatility of 34 companies that the Company considered reasonably similar to it. The risk free rate of return was based on the yield of US Treasury debt of comparable maturities on the date of issuance of the Options.

During the three and nine month periods ended September 30, 2009 and 2008, the Company recorded approximately $1,610,000, $2,086,000, $665,000 and $197,000, respectively, of stock-based compensation for issuances under these Plans. The amount of compensation expense not yet recognized is $405,000 which will be recognized over the next three years.

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

As of September 30, 2009, the Company’s outstanding options granted prior to October 1, 2009 had intrinsic value of $187,838 due to the stock price on the date of grant compared to the September 30, 2009 closing price of $.17 per share on the over-the-counter bulletin board where the Company’s common stock is traded.

As of September 30, 2009, options granted to non-employees may be exercised to purchase a total of 62,500 shares and options granted to employees may be exercised to purchase a total of 2,593,750 shares.

9. Contracts

The Company generates billings based on the fulfillment of milestones, which are set forth in the signed contract for each project. Milestones may include, but are not limited to, initial permits being obtained, delivery of materials, and when installation is subsequently complete.

As of September 30, 2009 and December 31, 2008	2009	2008

Costs incurred on contracts	$2,464,153	$2,381,574
Estimated earnings, less foreseeable losses	434,303	483,488
	2,898,456	2,865,062
Billings to date	(2,941,009)	(2,905,394)
Net costs and estimated earnings/losses in excess of billings	$(42,553)	$(40,332)

These amounts are included in the accompanying September 30, 2009 and December 31, 2008 balance sheets under the following captions:

Costs and estimated earnings in excess of billings	$-	$-

Billings in excess of costs and estimated earnings	(42,553)	(40,332)
	$(42,553)	$(40,332)

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

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements”. The words or phrases “can be,” may,” “could,” “would,” “expects,”“believes,” “seeks,” “estimates,” “projects” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various risks and uncertainties, including those described in the section “Risk Factors” included in our form 10-K for the year ended December 31, 2008, and we caution you that any forward-looking information provided by or on behalf of us is not a guarantee of future performance. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond our control. All such forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

Since we began operations we have incurred annual net losses. As of September 30, 2009, we had an accumulated deficit of $16,974,931 and we expect to incur additional losses in the foreseeable future. Our revenues during the three month periods ended September 30, 2009 and 2008 were $33,395 and $1,041,501, respectively, and for the nine month periods ended September 30, 2009 and 2008 were $44,508 and $2,328,165, respectively. We recognized net losses of $2,757,750 and $1,732,819 (or a basic and diluted loss of $.06 and $.05, respectively, per common share) for the three months ended September 30, 2009 and 2008. We recognized net losses of $5,486,583 and $4,889,864 (or a basic and diluted loss of $.14 and $.16, respectively, per common share) for the nine month periods ended September 30, 2009 and 2008.

Since our inception, we have financed our operations primarily through sales of equity and debt securities. From inception through September 30, 2009, we received aggregate net offering proceeds from private sales of equity and debt securities (after deducting placement agents’ discounts, commissions and expenses, and our offering expenses) of approximately $7,955,000.

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

As of November 11, 2009, our available balance of cash and cash equivalents was approximately $68,000, which amount is after receipt of the $720,000 from the October Financing in which we sold 8,003,662 shares of our common stock, $250,000 from the September Financing in which we sold (i) secured convertible promissory notes in the aggregate principal amount of $275,000 and (ii) warrants to purchase up to 1,718,750 shares of the Company’s common stock, and $260,000 proceeds from the July Financing in which we sold (i) secured convertible promissory notes in the aggregate principal amount of $286,000 and (ii) warrants to purchase up to 4,085,713 shares of the Company’s common stock and . The bulk of the proceeds were to pay the overdue employee salaries and reimbursable expenses as well as employee benefits and insurance costs. As part of the July Financing the conversion price of the convertible notes and the purchase price of the warrants issued in the May private placement were reduced from $.10 and $.15, respectively, to $.07. See our Forms 8-K and 8-K/A filed with the Securities and Exchange Commission on August 3 and August 5, 2009, respectively. As part of the October Financing the conversion price of the convertible notes and the purchase price of the warrants issued in the September Financing were reduced from $.16 to $.09. See our Form 8-K filed with the Securities and Exchange Committee on September 21, 2009 and October 20, 2009. Notwithstanding the October Financing, the September Financing, the July Financing and our May 2009 sale of convertible notes for gross proceeds of $400,000 and borrowings of $257,464 in the first half of 2009 from an unrelated third party, we will need to raise additional funds to pay outstanding vendor invoices and operating expenses.

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

We expect our immediate capital expenditures, which we do not expect to exceed approximately $400,000, will be related to obtaining various approvals and completing the Beta tests and initial launch of XTRAX®. Subject to industry and governmental approvals, and availability of funds, we expect to be able to have a commercial XTRAX® product during 2010; however, no assurance can be given that our expectations will be met. Cranes and other solar energy system installation equipment are generally available for rental on reasonable terms, and we do not have plans to acquire any.

Generally, we anticipate that our operating costs and expenses will increase in the future to support a higher level of revenues. Increased costs will be attributable to increased personnel, principally sales and installation personnel and support staff for a multi-office infrastructure and increased marketing expenditures to promote our services.

Results of Operations: Comparison of Three Month Periods Ended September 30, 2009 and 2008

Revenues in the third quarter of 2009 were $33,395, a decrease from the $1,041,501 of revenue for the three months ended September 30, 2008. In the 2009 period, we had revenue solely from one small residential project as we had completed all work on our other jobs in 2008, while in the 2008 quarter we billed for contract work then underway. Cost of revenue in the third quarter of 2009 was $22,991 compared to $914,457 in the three months ended September 30, 2008. The gross margin in the third quarter of 2008 was $127,044, or 15.8% compared to the comparable 2009 period gross margin of $10,404, or 31%.

Selling expenses decreased by $332,471 from the $399,408 incurred in the third quarter of 2008 to $66,937 in the comparable 2009 quarter. The decrease is largely accounted for by decreases in salaries of $71,000, public relations of $26,000 and travel of $16,000. In addition, there were no marketing expenses in Greece in the 2009 quarter compared to $150,000 in the first quarter of 2008.

General and administrative expenses were $2,299,806 for the three months ended September 30, 2009 compared to $1,463,942 in the three months ended September 30, 2008 (which included minor research and development expenses), for an increase of $835,864. This increase is largely accounted for by an increase in non-cash stock compensation expense of $1,263,000 partially offset by decreases in (a) legal fees of $81,000, (b) investor relations expenses of $95,000, (c) consulting expenses of $72,000, (d) a decrease to zero in liquidated damages compared to the payment of $76,000 in the 2008 quarter and (e) a decrease in travel costs of $15,000.

Interest income of $3,487 for the three months ended September 30, 2008 resulted from the investment of excess cash from the private placement described in Note 2 above compared to $11 of interest income in the 2009 comparable period.

Interest expense of $401,422 in the third quarter of 2009 consisted almost entirely of amortization of debt discount expense associated with the May Financing, July Financing and September Financing, all consummated in 2009.  There was no interest expense in the 2008 period.

Results of Operations: Comparison of Nine Month Periods Ended September 30, 2009 and 2008

Revenues in the nine months ended September 30, 2009 were $44,508, a decrease of $2,283,657 from the $2,328,165 of revenue for the nine months ended September 30, 2008. In the 2009 period, revenue decreased as we had completed all work on our jobs in 2008 and sold excess solar panel inventory and completed one residential job, while in the 2008 quarter we billed small contract and sub-contract work. Cost of revenue in the first nine months of 2009 was $50,937, down $1,909,422 from the cost of revenue of $1,960,359 in the nine months ended September 30, 2008. The gross margin loss in the 2009 period was $6,429, a decrease of $374,235 from the gross margin of $367,806 in the first nine months of 2008.

Selling expenses decreased by $639,890 from the $884,222 incurred in the first nine months of 2008 to $244,332 in the comparable 2009 period. The decrease is largely accounted for by decreases in salaries of $203,000, public relations of $140,000, travel of $53,000. In addition, there were no marketing expenses in Greece in the 2009 nine month period compared to $150,000 in the comparable period of 2008.

General and administrative expenses, including minor research and development expenses, were $4,751,967 for the nine months ended September 30, 2009 compared to $4,404,508 in the nine months ended September 30, 2008, for an increase of $347,459. This increase is largely accounted for by an increase in non-cash stock compensation expense of $1,440,000 partially offset by decreases in (a) legal fees of $442,000, (b) investor relations expenses of $193,000, (c) salaries of $36,000, (d) a decrease to zero in liquidated damages compared to the payment of $110,000 in the 2008 quarter, (e) travel costs of $57,000, (f) accounting fees of $52,000, (g) office expenses of $57,000, (h) warranty expense of $25,000 and (i) pension expense of $18,000.

Interest income of $45,801 for the nine months ended September 30, 2008 resulted from the investment of excess cash from the private placement described in Note 2 above compared to $489 of interest income in the 2009 comparable period. Interest expense of $484,344 in the third quarter of 2009 consisted almost entirely of amortization of debt discount expense associated with the May Financing, July Financing and September Financing, all consummated in 2009.  There was $14,741 of interest expense in the 2008 period due to borrowings outstanding in that period.

Liquidity and Capital Resources

At September 30, 2009, we had an accumulated deficit of $14,849,343 and we expect to incur additional losses in the foreseeable future. While we have funded our operations since inception through private placements of equity and bridge loans, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

As of November 11, 2009, our available balance of cash and cash equivalents was approximately $68,000, which amount is after receipt of the $720,000 October Financing in which we sold 8,003,662 shares of our common stock, $250,000 from the September Financing in which we sold (i) secured convertible promissory notes in the aggregate principal amount of $275,000 and (ii) warrants to purchase up to 1,718,750 shares of the Company’s common stock, $260,000 proceeds from the July Financing in which we sold (i) secured convertible promissory notes in the aggregate principal amount of $286,000 and (ii) warrants to purchase up to 4,085,714 shares of the Company’s common stock. The bulk of the proceeds were to pay the overdue employee salaries and reimbursable expenses as well as employee benefits and insurance costs. As part of the July Financing the conversion price of the convertible notes and the purchase price of warrants issued in the May 2009 private placement were reduced from $.10 and $.15, respectively, to $.07. See our Forms 8-K and 8-K/A filed with the Securities and Exchange Commission on August 3 and August 5, 2009, respectively. As part of the October Financing the conversion price of the convertible notes and the purchase price of warrants issued in the September Financing were reduced from $.16 and $.09. See our Forms 8-K filed with the Securities and Exchange Commission on September 21, 2009 and October 20, 2009.

The condensed consolidated balance sheet as of September 30, 2009 reflects the following:

Face amount of notes payable:
May Financing	$400,000
July Financing	286,000
September Financing	275,000
Total	961,000
Less: unamortized discount	824,392
Balance	136,608
Other notes payable	131,464
Notes payable, net of unamortized discount	$268,072

Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities and entering into contracts for the financing and installation of solar energy systems and the resulting cash flows and revenues, we believe that we will have adequate resources to fund our operations in 2009. However, there can be no assurances that we will be successful in entering into such contracts or arranging financing on terms satisfactory to us, in which case there would be significant doubt as to our ability to continue as a going concern. Notwithstanding the October Financing, the September Financing, the July Financing, the May 2009 private placement and borrowings of $257,464 in the first half of 2009 from an unrelated third party, we will need to raise additional funds to pay outstanding vendor invoices and operating expenses.

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

Several of our officers and directors, or their affiliates, have from time to time extended loans to Clear Skies Group, Inc. or agreed to defer compensation payable to them in order to fund our operating expenses. In this regard: (i) Quixotic Systems, Inc. (“Quixotic”), an affiliate of Richard Klein, who was then a member of our board of directors, loaned $285,000 ($175,000 of which constitute amounts Quixotic has paid in connection with a settlement agreement among Quixotic, Alpha Energy and Clear Skies Group, Inc., dated as of August 30, 2007), which loan had been repaid in full, together with 10% interest compounded daily, by December 31, 2007; and (ii) Gelvin Stevenson, our Secretary and Treasurer loaned $20,000, which had been repaid in full as of December 31, 2007. Furthermore, Ezra Green, our Chairman and Chief Executive Officer, agreed to the deferral of $73,259 of his compensation, of which $69,366 remained unpaid as of December 31, 2007 (and was recorded as a balance due to related party at December 31, 2007). As of March 18, 2008, Mr. Green’s deferred compensation had been paid in full. In addition, Mr. Green had advanced $30,275 to us in 2006 and an additional $70,037 to us in 2007 (which has been recorded as a balance of $100,312 due to related party at December 31, 2007). This related party amount was also repaid in full by March 18, 2008. Such loans and other arrangements were interest free (except for Quixotic) and had not been memorialized by written promissory notes. In consideration for the extension and maintenance of such credit and deferral of salary, on May 7, 2007, Clear Skies Group, Inc. granted Mr. Green, Quixotic and Dr. Stevenson securities that were exchanged for 610,452, 290,691 and 77,517 shares of our common stock, respectively, in our reverse merger.

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

Subsequent Events

On October 14, 2009, we sold 8,003,662 shares of our common stock for $720,329. Later in October we used $60,000 of the proceeds to satisfy in full $631,021 due to three parties resulting in a reduction to general and administrative expenses in the fourth calendar quarter of 2009 in the amount of $571,021. On October 29, 2009 we entered into an agreement with the parties purchasing our securities in the September Financing to extend the maturity date of the notes issued in that financing from October 31, 2009 to January 31, 2010, and to reduce the requirement of the Company to reserve 150% of the maximum number of shares that might be issued on conversion of all of the notes issued in the May Financing, July Financing and September Financing to 110% of the maximum number of shares that might be issued on conversion of all of the notes issued in the three financings. In return for these agreements we issued one million shares of our common pro rata to the parties purchasing our securities in the September Financing. See our Form 8-K filed with the Securities and Exchange Commission on November 3, 2009. In accordance with GAAP we confirm that we have considered subsequent events until November11, 2009.

Certain Risks and Uncertainties

Our Annual Report on Form 10-K for the year ended December 31, 2008 includes a detailed discussion of our risk factors under the heading “Certain Risks and Uncertainties.” The information presented in this 10-Q should be read in conjunction with the risk factors and information disclosed in such Form 10-K.

Off-Balance Sheet Arrangements

We did not engage in any off-balance sheet arrangements during the nine month periods ended September 30, 2009 and 2008.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

PART II

OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2009, we have issued unregistered securities to the persons described below. These transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. Each sale of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, and/or Rule 506 of Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

In July, 2009, we issued a total of 1,069,622 shares of our common stock to two law firms as compensation for services provided to us. On August 7, 2009 we issued 171,429 shares of our common stock to a law firm as compensation for services provided to us. On August 12, 2009, we issued 100,000 shares of our common stock to a firm for services provided to us for website development. On August 17 and 26, 2009, we issued a total of 2,778,174 shares on the conversion of outstanding warrants to purchase our common stock. On August 26, 2009, we issued 46,786 shares in lieu of a cash payment of interest on outstanding promissory notes. On September 4, 2009, we issued 2,520,000 shares of our common stock on conversion of a convertible promissory note. On September 15, 2009, we issued a total of 500,000 shares of our common stock to two law firms and a consultant for services provided to us and on the same day we issued 1,250,000 shares of our common stock in connection with the September Financing. On September 23, 2009 we issued 100,629 shares of our common stock to a law firm for services provided to us. On July 28, 2009, and September 16, 2009, we issued convertible promissory notes and warrants in connection with the July Financing and the September Financing.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit No.	Description
10.1	Consulting Services Agreement, dated as of April 30, 2009, between the Company and Ice Cold Stocks (1)
10.2	Consulting Agreement, dated as of May 8, 2009, between the Company and Barry Honig (1)
10.3	Amendment to Consulting Agreement, dated as of May 8, 2009, between the Company and Barry Honig (1)
10.4	Subscription Agreement, dated as of May 8, 2009, by and among the Company and the subscribers listed therein (1)
10.5	Form of Convertible Promissory Note (1)
10.6	Form of Warrant to Purchase Common Stock (1)
10.7	Security Agreement, dated as of May 8, 2009, by and among the Company and the signatories thereon (1)
10.8	Form of Subscription Agreement, dated as of July 28, 2009, by and among the Company and the subscribers listed therein. (2)
10.9	Form of Convertible Promissory Note (2)
10.10	Form of Warrant to Purchase Common Stock (2)
10.11	Subscription Agreement dated as of September 16, 2009 by and among the Company and the subscribers listed therein (3)
10.12	Form of Convertible Promissory Note (3)
10.13	Form of Warrant to Purchase Common Stock (3)
10.14	Form of convertible note issued to Green Energy Trust (4)
31.1 *	Section 302 Certification of Principal Executive Officer
31.2 *	Section 302 Certification of Principal Financial Officer
32.1 *	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*

Filed herewith

(1)

Incorporated hereby by reference to the copy of such document included as an exhibit to our Form 8-K filed on May 13, 2009.

(2)

Incorporated hereby by reference to the copy of such document included as an exhibit to our Form 8-K filed on August 3, 2009.

(3)

Incorporated hereby by reference to the copy for such document included as an exhibit to our Form 8-K filed on September 21, 2009.

(4)

Incorporated hereby by reference to the copy for such document included as an exhibit to our Form S-l/A filed on October 23, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR SKIES SOLAR, INC.

Date: November 16, 2009	By:	/s/ Ezra J. Green
	Name:	Ezra J. Green
	Title:	Chairman & Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2009	By:	/s/ Arthur L. Goldberg
	Name:	Arthur L. Goldberg
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Consulting Services Agreement, dated as of April 30, 2009, between the Company and Ice Cold Stocks (1)
10.2	Consulting Agreement, dated as of May 8, 2009, between the Company and Barry Honig (1)
10.3	Amendment to Consulting Agreement, dated as of May 8, 2009, between the Company and Barry Honig (1)
10.4	Subscription Agreement, dated as of May 8, 2009, by and among the Company and the subscribers listed therein (1)
10.5	Form of Convertible Promissory Note (1)
10.6	Form of Warrant to Purchase Common Stock (1)
10.7	Security Agreement, dated as of May 8, 2009, by and among the Company and the signatories thereon (1)
10.8	Form of Subscription Agreement, dated as of July 28, 2009, by and among the Company and the subscribers listed therein. (2)
10.9	Form of Convertible Promissory Note (2)
10.10	Form of Warrant to Purchase Common Stock (2)
10.11	Subscription Agreement dated as of September 16, 2009 by and among the Company and the subscribers listed therein (3)
10.12	Form of Convertible Promissory Note (3)
10.13	Form of Warrant to Purchase Common Stock (3)
10.14	Form of convertible note issued to Green Energy Trust (4)
31.1 *	Section 302 Certification of Principal Executive Officer
31.2 *	Section 302 Certification of Principal Financial Officer
32.1 *	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*

Filed herewith

(1)

Incorporated hereby by reference to the copy of such document included as an exhibit to our Form 8-K filed on May 13, 2009.

(2)

Incorporated hereby by reference to the copy of such document included as an exhibit to our Form 8-K filed on August 3, 2009.

(3)

Incorporated hereby by reference to the copy for such document included as an exhibit to our Form 8-K filed on September 21, 2009.

(4)

Incorporated hereby by reference to the copy for such document included as an exhibit to our Form S-l/A filed on October 23, 2009.