Form 10-Q/A
period 2009-06-30
Clear Skies Solar, Inc
filed 2009-11-18
CIK 1402857

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
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

Explanatory Note

Our Form 10-Q for the three and six months ended June 30, 2009 is restated to reflect the full cost of two consulting contracts entered into in May, 2009 rather than only a pro rata portion of the contracts. As the common stock issued to the two consultants would not be recovered by the Company in the event of termination the full amount needed to be expensed when the shares were issued. The effect of this change is to increase general and administrative expenses for the three and six months ended June 30, 2009 by $360,000. Further a portion of the discount attributable to notes issued in the May 2009 Financing should have been expensed in the second quarter of 2009 in the amount of $47,952. These are non-cash charges against earnings.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
CLEAR SKIES SOLAR, INC.
Condensed Consolidated Balance Sheets

	June 30, 2009	December 31, 2008
	(unaudited) (restated)
ASSETS
Current Assets:
Cash and cash equivalents	$18,817	$155,577
Accounts receivable, less allowance for doubtful accounts of $65,275 at June 30, 2009 and at December 31, 2008, respectively	29,542	157,225
Inventory	-	11,113
Costs and estimated earnings in excess of billings	19,841

Total current assets	68,200	323,915

Property and equipment, net	172,580	192,653
Prepaid expenses and investor relations fees	165,622	195,273
Security deposit	113,634	113,634
Other assets	57,579	44,801

Total Assets	$577,615	$870,276

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Liabilities:
Accounts payable and accrued expenses	$1,410,007	$1,274,563
Billing in excess of costs and estimated earnings	42,553	40,332
Customer deposits	28,386
Obligation to issue options and warrants	-	47,500
Notes and loan payable, net of unamortized discount	149,716
Payroll liabilities	176,461	31,047
Provision for estimated warranty liability	56,964	56,964
Estimated loss on uncompleted contracts	109,305	109,305
Total current liabilities	1,973,392	1,559,711

Long-term liabilities:
Notes payable	257,464	-
Total long-term liabilities	257,464	-

Commitments and contingencies

Stockholders' (Deficit)

Preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding
Common stock, $.001 par value, 100,000,000 shares authorized, 42,002,945 and 31,696,066 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	42,003	31,696
Additional paid-in capital	12,518,200	10,767,217
Accumulated (deficit)	(14,213,444)	(11,488,348)

Total stockholders' (deficit)	(1,653,241)	(689,435)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$577,615	$870,276

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CLEAR SKIES SOLAR, INC.
Unaudited Condensed Consolidated Statements of Operations

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(restated)		(restated)
Revenues
Contract revenue	-	$1,133,440	-	$1,271,664
Subcontract revenue		-
Other		-	11,113	15,000
Total revenues	-	1,133,440	11,113	1,286,664

Cost of revenues	-	852,554	27,946	1,045,902

Gross margin	-	280,886	(16,833)	240,762

Operating expenses
Selling expenses	86,140	251,137	177,395	484,814
General and administrative expenses	1,405,639	1,531,055	2,446,113	2,933,292
Research and development	176	4,659	2,311	7,273
Total operating expenses	1,491,955	1,786,851	2,625,819	3,425,379

Loss from operations	(1,491,955)	(1,505,965)	(2,642,652)	(3,184,617)

Other income (expense)
Interest income	8	9,968	478	42,315
Interest expense	(77,571)	(8,811)	(82,923)	(14,741)

Provision for income taxes

Net loss	$(1,569,518)	$(1,504,808)	$(2,725,097)	$(3,157,043)

Loss per share, basic and diluted	$(0.04)	$(0.05)	$(0.08)	$(0.10)

Weighted average common shares outstanding, basic and diluted	38,679,545	30,886,678	35,305,025	31,093,778

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CLEAR SKIES SOLAR, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

For the six months ended June 30,	2009	2008
	(restated)
Net loss	$(2,725,097)	$(3,157,043)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,076	5,319
Stock-based compensation	1,397,712	501,019
Interest expenses associated with issuance of notes	47,952
Estimated loss on contracts		41,842
Bad debt expense		9,000
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
Accounts receivable	127,683	(46,171)
Inventories	11,113	(932,728)
Costs and estimated earnings in excess of billings	(19,841)	(438,446)
Prepaid expenses and investor relations fees	29,651	225,492
Security deposits		(113,634)
Other assets	(12,780)	(13,819)
Accounts payable and accrued expenses	225,753	406,235
Provision for estimated warranty liability		25,158
Customer deposits	28,386	5,000
Billings in excess of costs and estimated earnings	2,221	7,277
Payroll liabilities	145,414	(121,478)
Obligations to issue option and warrant	(47,500)	31,962

Net cash (used in) operating activities:	(777,257)	(3,565,015)

Net cash provided by (used in) investing activities:
Purchases of equipment		(166,374)
Sales of equipment	8,000

Net cash provided by (used in) investing activities:	8,000	(166,374)
Net cash provided by (used in) financing activities:
Advances received from (paid to) related party		(104,410)
Repayment of loans payable	(9,000)
Notes payable	641,497

Net cash provided by (used in) financing activities:	632,497	(104,410)

Net (decrease) in cash and cash equivalents:	(136,760)	(3,835,799)

Cash and cash equivalents, beginning of period	155,577	4,866,842

Cash and cash equivalents, end of period	$18,817	$1,031,043

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$14,741

Supplemental disclosure of non-cash financing and investment activities:
Value of shares of common stock issued to consultants	$577,104	$525,250

Net discount expense associated with
Issuance of warrants	$306,236
Issuance of notes	14,985
	$321,221
Reclassification of prepaid investor relations to other receivables		$167,988

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

4. Liquidity and capital resources

Since inception, the Company has incurred losses and negative cash flows from operations and at June 30, 2009, the Company had an accumulated deficit of approximately $14.2 million.  At June 30, 2009 we had approximately $18,000 in cash and cash equivalents.  As of July 31, 2009, our available balance of cash and cash equivalents was approximately $61,000, which amount is after the receipt of the $260,000 proceeds from the July 2009 Financing, in which we sold (i) secured convertible promissory notes in the aggregate principal amount of $286,000 and (ii) warrants to purchase up to 4,085,714 shares of the Company’s common stock.  The bulk of these proceeds were to pay a portion of the overdue employee salaries and reimbursable expenses as well as employee benefits and insurance costs.  As part of the July 2009 Financing, the conversion price of the convertible notes and the purchase price of the warrants issued in the May 2009 Financing were reduced from $.10 and $.15, respectively, to $.07. See our Form 8-K filed with the Securities and Exchange Commission on August 3, 2009 and our Form 8-K/A filed with the Securities and Exchange Commission on August 5, 2009.

The restated condensed consolidated balance sheet as of June 30, 2009 reflects the following:

Face amount of notes payable issued as part of the May 2009 Financing	$400,000
Less: unamortized discount	258,284
Balance	141,716
Other loan payable	8,000
Notes payable, net of unamortized discount	$149,716

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

5. Prepaid expenses and investor relations fees

Prepaid expenses and prepaid investor relation fees at June 30, 2009 and December 31, 2008 are as follows:

	June 30,	December 31,
	2009	2008
	(restated)
Payments to US public and investor relations firms	$141,667	$191,667
Prepaid financing expenses	23,955	0
Prepaid insurance premiums	0	3,606

Totals	$165,622	$195,273

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

Since we began operations we have incurred annual net losses. As of June 30, 2009, we had an accumulated deficit of $14,213,444 and we expect to incur additional losses in the foreseeable future. Our revenues during the three month periods ended June 30, 2009 and 2008 were zero and $1,133,440, respectively, and for the six month periods ended June 30, 2009 and 2008 were $11,113 and $1,286,664, respectively. We recognized net losses of $1,569,518 and $1,504,808 (or a basic and diluted loss of $.04 and $.05, respectively, per common share) for the three months ended June 30, 2009 and 2008.  We recognized net losses of $2,725,097 and $3,157,043 (or a basic and diluted loss of $.08 and $.10, respectively, per common share) for the six month periods ended June 30, 2009 and 2008.

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

General and administrative expenses were $1,405,639 for the three months ended June 30, 2009 compared to $1,531,055 in the three months ended June 30, 2008, for a decrease of $125,416. This decrease is largely accounted for by (a) a decrease in legal fees of $78,000, (b) investor relations expenses decreasing by $193,000, (c) a $107,000 decrease in non-cash stock compensation expense offset by an increase in cash salaries of $37,000, (d) an increase in consulting expenses of $322,000, (e) a decrease to zero in liquidated damages compared to the payment in the second quarter of 2008 of $34,000 and (f) a decrease in business travel costs of $28,000.

Interest income of $9,968 for the three months ended June 30, 2008 resulted from the investment of excess cash from the private placement described in Note 2 above compared to $8 of interest income in the 2009 comparable period. Interest expense of $77,571 in the second quarter of 2009 consisted of $47,952 of amortization of debt discount expense associated with the May 2009 Financing and $29,619 of interest on various notes payable. There was $8,811 of interest expense in the 2008 period related to borrowing outstanding in that period.

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

General and administrative expenses were $2,446,113 for the six months ended June 30, 2009 compared to $2,933,292 in the six months ended June 30, 2008, for a decrease of $487,179. This decrease is largely accounted for by (a) a decrease in legal fees of $360,000, (b) investor relations expenses decreasing by $458,000, (c) a $68,000 decrease in cash salaries and offset in part by an increase in non-cash stock compensation expense of $180,000, (d) an increase in rent of $30,000, (e) a decrease to zero in liquidated damages compared to the payment in the second quarter of 2008 of $34,000, (f) a decline in accounting fees of $37,000, (g) a decline in travel costs of $42,000 and (h) increase in consulting costs of $329,000.

Interest income of $42,315 for the six months ended June 30, 2008 resulted from the investment of excess cash from the private placement described in Note 2 above compared to $478 of interest income in the 2009 comparable period. Interest expense of $82,923 for the six months ended June 30, 2009, consisted of $47,952 of amortization of debt discount associated with the May 2009 Financing and $34,971 of interest on various notes payable. There was $14,741 of interest expense in the 2008 period due to borrowings outstanding in that period.

Liquidity and Capital Resources

At June 30, 2009, we had an accumulated deficit of $14,213,444 and we expect to incur additional losses in the foreseeable future. While we have funded our operations since inception through private placements of equity and bridge loans, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

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

The restated condensed consolidated balance sheet as of June 30, 2009 reflects the following:

Face amount of notes payable issued as part of the May 2009 Financing	$400,000
Less: unamortized discount	258,284
Balance	141,716
Other loan payable	8,000
Notes payable, net of unamortized discount	$149,716

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

Item 4T. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e).  Such disclosure controls and procedures are designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”), is recorded, processed, accumulated, and communicated to management within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not fully effective as of the end of the period covered by this quarterly report as the issuance of common stock to two consultants in May 2009 and the discount attributable to notes issued in May 2009 were not correctly recorded.  To remedy this, a consultant was retained to review transactions of this type to insure that they are correctly reflected in our financial statements.  The financial statements included in this quarterly report have been restated to correctly report the aforementioned transactions.

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

CLEAR SKIES SOLAR, INC.

Date: November 18, 2009	By:	/s/ Ezra J. Green
		Name:	Ezra J. Green
		Title:	Chairman & Chief Executive Officer (Principal Executive Officer)

Date: November 18, 2009	By:	/s/ Arthur L. Goldberg
		Name:	Arthur L. Goldberg
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1	Consulting Services Agreement, dated as of April 30, 2009, between the Company and Ice Cold Stocks (1)
10.2	Consulting Agreement, dated as of May 8, 2009, between the Company and Barry Honig (1)
10.3	Amendment to Consulting Agreement, dated as of May 8, 2009, between the Company and Barry Honig (1)
10.4	Subscription Agreement, dated as of May 8, 2009, by and among the Company and the subscribers listed therein (1)
10.5	Form of Convertible Promissory Note (1)
10.6	Form of Warrant to Purchase Common Stock (1)
10.7	Security Agreement, dated as of May 8, 2009, by and among the Company and the signatories thereon (1)
10.8	Form of Subscription Agreement, dated as of July 28, 2009, by and among the Company and the subscribers listed therein. (2)
10.9	Form of Convertible Promissory Note (2)
10.10	Form of Warrant to Purchase Common Stock (2)
31.1 *	Section 302 Certification of Principal Executive Officer
31.2 *	Section 302 Certification of Principal Financial Officer
32.1 *	Section 906 Certification of Principal Executive Officer and Principal Financial Officer
*	Filed herewith

(1)	Incorporated hereby by reference to the copy of such document included as an exhibit to our Form 8-K filed on May 13, 2009.

(2)    Incorporated hereby by reference to the copy of such document included as an exhibit to our Form 8-K filed on August 3, 2009.