Form 10-K
period 2009-12-31
Clear Skies Solar, Inc
filed 2010-03-31
CIK 1402857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $1,921,642 computed by reference to the closing price of the common stock on June 30, 2009. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of March 23, 2010 was 79,373,427.

DOCUMENTS INCORPORATED BY REFERENCE – None

CLEAR SKIES SOLAR, INC.

PART I

Item 1. Business.

Overview

Corporate History

Our wholly owned operating subsidiary, Clear Skies Group, Inc., was formed in New York on September 23, 2003 for the purpose of providing turnkey solar electricity installations and renewable energy technology solutions to commercial and agricultural customers across the United States. On December 20, 2007, we closed a reverse merger transaction pursuant to which a wholly owned subsidiary of newly formed Clear Skies Holdings, Inc. merged with and into Clear Skies Group, Inc., and Clear Skies Group, Inc., as the surviving corporation, became a wholly owned subsidiary of Clear Skies Holdings, Inc. After the reverse merger we succeeded to the business of Clear Skies Group, Inc. as our sole line of business. In addition, on January 25, 2008, we changed our name from Clear Skies Holdings, Inc. to Clear Skies Solar, Inc.

Our Business

We are a designer, integrator and installer of solar power systems. We market, sell, design and install systems for commercial and industrial customers, sourcing components (such as solar modules and inverters) from third-party manufacturers. We commenced operations in August 2005 and received our initial funding in September 2005. We used those funds to file patent applications with respect to proprietary technology we had developed, and to fund our operations. We have also developed XTRAX®, a patented remote monitoring solution for measuring the production of renewable energy systems and for transmission of the data via the cellular telephone or microwave network and satellite. In November, 2009, the XTRAX® patent, patent applications, intellectual property, trademark and related assets and liabilities were transferred to our then wholly-owned subsidiary Carbon 612 Corporation (“C 612”) which then sold common stock for $150,000 resulting in the purchasers owning approximately 35% of C 612 and our owning the remaining approximate 65% (the “C612 Transaction”).

Customers

We sell our solar power systems directly to commercial and industrial users. We maintain an internal sales and marketing staff to promote our systems. We currently serve customers in California, New York and New Jersey and perform installations through Clear Skies Group, Inc.’s licenses and those of our vendors. We also have agreements, subject to obtaining financing and local approvals, for multi-megawatt projects in Greece and India. We currently plan to expand our domestic operations to Arizona, Georgia, Nevada, New Mexico and Texas and other states where the amount of sunshine, the cost of electricity and/or the availability of governmental rebates make our prospects of solar energy system sales appear attractive to us. We currently intend to focus our activities on commercial, industrial and governmental customers and have discontinued pursuing activities in the single-family residential market though we may occasionally install a system on a single-family home if other factors make such action desirable. We anticipate that approximately one-third of our business will be larger scale projects with the remainder smaller projects that will be completed more quickly. There can be no assurance that the loss of any individual customer would not adversely affect our business or results of operations.

We had no revenue in 2009 from commercial or industrial systems due primarily, we believe, to the absence of available financing for projects of this type due to the financial crisis that impacted our business, as well as business on a global scale, starting in the second half of 2008. In 2009 we performed consulting work for Toshiba Corporation and were paid $150,000 (in January 2010) for these services. In 2008 we reported revenue of $2,476,004 from three commercial projects that we completed that year. In 2009, 77% of our revenue came from the Toshiba consulting contract.

Research and Development

We not only supply and install solar power systems, but we also seek to develop new technologies and products that will promote the expansion of the industry. Our commitment to improving the effectiveness of renewable energy systems has yielded developments that include proprietary photovoltaic (sometimes called “solar electric” or “PV”) panel mounting systems and trade secrets that reduce the required man-hours on system installations. During 2007, 2008 and 2009, we spent approximately $91,024, $197,000 and $3,000, respectively, on research and development activity, none of which was borne directly by our customers.

Suppliers

We have purchased solar panels used in our solar power systems from Kyocera Solar, Suntech America and Sharp. Other vendors we would consider purchasing from include, among others, Solar-Fabrik AG, General Electric, SMA American and XANTRAX. We purchased inverters principally from SatCon Power Systems. Solar panels and inverters represent approximately two-thirds of the cost of our component requirements. Hardware and other materials are readily available for off-the-shelf purchase and make up the balance. Although solar panels are manufactured world-wide, we are subject to market price fluctuation, vendor lead times and inventory availability for the components that we purchase.

Products and Services

We offer PV products and services and seek to generate revenue from initial installation activities, as well as potential recurring revenues from an installed base of customers. Such products and services include the following:

Commercial Solar Installations. We install commercial solar systems, with a focus on systems that produce one megawatt or less though we are capable of installing larger systems and are currently pursuing such systems within the US and internationally. This is an area of the market that we believe is underserved. The financial considerations of a project depend significantly upon the available tax credits and depreciation schedules as well as various forms of rebates. We believe this sector offers the possibility of integrating our monitoring services and generating additional business from existing clients with multiple locations. We did not perform any subcontracting work in 2008 or 2009. We are currently focusing solely on installation projects where we will act as general contractor for commercial and industrial projects.

Residential Solar Installations. In 2008, we discontinued our pursuit of the residential market and focused our activities as general contractor in commercial markets, although we intend to complete our currently existing single-family residential projects.

Other Markets. In addition to commercial PV installations that include corporate buildings and multi-dwelling residential development, subject to receipt of adequate financing, we currently intend to pursue three specific additional markets: agricultural systems; petroleum field systems; and non-profit and institutional clients.

(i)

Agricultural Systems. In 2008 we completed the installation of a PV solar energy system on a dairy farm in California. We believe that many farms (including vineyards) typically have available land or roof space that can accommodate a PV system that can meet all or a portion of their electricity needs. According to the U.S. Department of Agriculture, there are more than 2.1 million farms in the United States. We believe that the typical farm requires a system installation that exceeds $1 million at current prices, due to their level of power demand.

(ii)

Petroleum Field Systems. According to Gibson Consulting’s website, there are approximately 510,000 oil wells in the United States that each pumps an average of about 10.5 barrels of oil per day. Our energy systems can replace diesel generators that power the pumps, heat water and inject steam into wells to increase production, while also adding the ability to utilize the XTRAX® device to remotely monitor the equipment and the well’s production. Our systems that service one stripper well will sell for approximately $80,000 to $200,000 at current prices.

(iii)

Non-Profit and Institutional Clients. Nonprofit and institutional customers cannot directly benefit from tax credits or depreciation; however, we have identified third parties that are able to arrange power purchase agreements and financing that captures the value of accelerated depreciation and tax credits through third-party investment financing to facilitate installation of PV systems to this category of customer.

Customized Installation Equipment. We have developed a Ballasted Roof Mounting System with Custom Recycled Rubber Feet that we believe is less expensive than comparable roof mounting systems. This mounting system also speeds up the installation process and puts less stress on the roof.

Remote Monitoring Products

XTRAX® is our patented system for remotely monitoring the energy production of renewable energy systems and providing fault notification. The design philosophy behind XTRAX® is to avoid using relatively expensive personal computers for simple monitoring tasks. The XTRAX® hardware monitor uses a minimalist approach by integrating a microcontroller, an energy measurement device, a cellular card and miscellaneous interface components to provide a small and low cost hardware platform. This platform is capable of being utilized for a variety of measurements, including, but not limited to, electrical energy production, temperature, volume and flow. It can also provide alerts if the system under measurement malfunctions. The XTRAX® hardware monitor utilizes a database application for the retrieval and reporting of data to owners, customers, and aggregators. Data is regularly reported via the cellular telephone system and it can use microwave technology or connect via satellite. The XTRAX® system as a whole also provides users the ability to retrieve reports through a website or potentially a text message.

Once launched, we expect XTRAX® to generate high margin recurring revenues. We plan to sell XTRAX® primarily to owners of existing residential PV installations as well as to our installation customers and to other PV installers and utilities. We believe that XTRAX® will enable us to acquire and validate Renewable Energy Credits (RECs) and provide information regarding greenhouse gas emissions that may support the generation of Carbon Credits. Development of our XTRAX® system may also open other potential markets, such as the ability to monitor heat and flow rates for such applications as irrigation, oil well production and solar-thermal measurement. We have begun beta testing of our proprietary software, and we expect to outsource the manufacturing of XTRAX® units. We currently plan to commercially launch XTRAX® during 2010. The C 612 Transaction, as mentioned above, raised $150,000 from the sale of its securities which will be used for the further development and commercialization of XTRAX®.

Potential improvements in our XTRAX® technology and related applications that we are pursuing include the following:

Expanded Capabilities. We are working to configure XTRAX® to monitor additional parameters including heat and liquid flow. These products are in the planning stage and would open the possibility of our pursuing the following applications, either directly or through licensing:

(i)	Remote verification of water usage quantities, flow rate and quality. Potential customers include golf courses, municipalities, irrigation systems and environmental testing businesses.

(ii)	Remotely monitoring the volume in petroleum storage tanks.

(iii)	Remotely monitoring the production of solar-thermal energy systems.

Greater Distances. We plan on developing MAXTRAX, a remote monitoring product that uses radio and satellite uplinks. Through this product, we hope to enable monitoring in isolated, rural locations in which XTRAX®, with its cellular capability, would not be effective. MAXTRAX is currently in the planning stage and no prototype currently exists but it is expected to utilize our patented technology.

Market Opportunity. The price of oil in U.S. dollars has fluctuated widely in 2008 and 2009 from being at its historic high to relatively low prices while overall global energy demand has been growing over many years. This volatility causes users of oil to be concerned about future costs of power. We believe that sunlight has long been a vast but underutilized source of energy. We also believe that the combination of recent solar energy technology improvements and the uncertain cost of fossil fuels will provide economic incentives for adoption of alternative energy sources. Furthermore, we believe that RECs and Carbon Credits in various countries may grow in demand if the regulatory landscape moves towards market-based cap and trade systems. The United States government also seems to be moving towards more general support for the use of a variety of alternative energy sources including solar systems.

Competitive Factors. We face intense competition in both the installation and monitoring fields. Many of our competitors are larger with more established businesses than us and have substantially greater resources than we do. We believe that our construction background provides us with real world experience in delivering results quickly and cost-effectively for our customers. Our commitment to improving the effectiveness of renewable energy systems has yielded developments that include proprietary photovoltaic panel mounting systems and trade secrets that we believe reduce the labor required for system installations.

We believe that we compete, in part, on the basis of: our relatively fast installation of solar power systems resulting in potentially reduced costs; our experienced management team with construction backgrounds; our customer service and responsiveness to customer needs; and our delivery capabilities.

We believe our principal PV installation competitors in the United States include:

•	Akeena Solar, Inc., a national installer of solar power systems for residential and commercial customers, currently in California, New Jersey, New York, Pennsylvania, and Connecticut;

•	GoSolar, Inc., a PV installation company currently focused on residential systems, solar thermal, and wind power, in the Long Island, New York region;

•	Power Light Corporation, a wholly owned subsidiary of SunPower, that is focused on large-scale commercial projects, headquartered in California, with employees throughout the U.S., Europe and Asia;

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

Regulatory Matters

Our operations are also subject to a variety of federal, state and local laws, rules and regulations relating to worker safety, zoning, building and electrical codes, and the use, storage, discharge and disposal of environmentally sensitive materials. Because we purchase and do not manufacture our solar power systems, we do not use, generate, store or discharge toxic, volatile or otherwise hazardous chemicals and wastes. We do not engage in such activities in connection with our research and development activities. We believe that we are in compliance in all material respects with all laws, rules, regulations and requirements that affect our business. Further, we believe that compliance with such laws, rules, regulations and requirements does not impose a material impediment on our ability to conduct business.

Solar Energy Industry

We believe that economic and national security issues, technological advances, environmental regulations seeking to limit emissions from the use of fossil fuels, air pollution regulations restricting the release of greenhouse gasses, aging electricity transmission infrastructure and limited and a sometimes unreliable supply of fossil fuels, has made reliance on traditional sources of fuel for generating electricity less attractive. Government policies, in the form of both regulation and incentives, have accelerated the adoption of solar technologies by businesses and consumers. For example, in the United States, the 2005 energy bill enacted a three year 30% investment tax credit for solar which was renewed and extended for eight years in November, 2008, and in February 2009 an alternative cash rebate program was approved. In January 2006 California approved the largest solar program in the country’s history that provides for long term subsidies in the form of rebates to encourage use of solar energy where possible.

Government Subsidies and Incentives

Various subsidies and tax incentive programs exist at the federal and state level to encourage the adoption of solar power including capital cost rebates, performance-based incentives, feed-in tariffs, tax credits and net metering. Capital cost rebates provide funds to customers based on the cost or size of a customer’s solar power system. Performance-based incentives provide funding to a customer based on the energy produced by their solar system. Under a feed-in tariff subsidy, the government sets prices that regulated utilities are required to pay for renewable electricity generated by end-users. The prices are set above market rates and may be differentiated based on system size or application. Feed-in tariffs pay customers for solar power system generation based on kilowatt-hours produced, at a rate generally guaranteed for a period of time. Tax credits reduce a customer’s taxes at the time the taxes are due. Under net metering, a customer can generate more energy than it uses, during which periods the electricity meter will spin backwards. During these periods, the customer “lends” electricity to the grid, retrieving an equal amount of power at a later time. Net metering programs enable end-users to sell excess solar electricity to their local utility in exchange for a credit against their utility bills. Net metering programs are usually combined with rebates, and do not provide cash payments if delivered solar electricity exceeds their utility bills. In addition, several states have adopted renewable portfolio standards, or RPS, which mandate that a certain portion of electricity delivered to customers come from a list of eligible renewable energy resources. Under a RPS the government requires regulated utilities to supply a portion of their total electricity generation in the form of electricity from renewable sources. Some programs further specify that a portion of the renewable energy quota must be from solar generated electricity.

Despite the benefits of solar power, there are also certain risks and challenges faced by users of solar power. Solar power is heavily dependent on government subsidies to promote acceptance by mass markets. We believe that the near-term growth in the solar energy industry depends significantly on the availability and size of these government subsidies and on the ability of the industry to reduce the cost of generating solar electricity. The market for solar energy products is, and for some time will continue to be, heavily dependent on public policies that support growth of solar energy. There can be no assurances that such policies will continue despite the November 2008 eight year renewal of the 30% investment tax credit applicable to solar energy projects and the February 2009 approval of the alternative cash rebate program. Decrease in the level of rebates, incentives or other governmental support for solar energy would have an adverse affect on the industry and on our ability to sell our products.

Prior to its commercialization, which we currently expect to be in 2010, XTRAX® will need to be listed by Underwriters Laboratories (“UL”) and receive approval from the Federal Communications Commission (“FCC”) due to certain low level magnetic emissions from the XTRAX® unit. In addition, it will have to be certified by various cellular network operators as meeting technical requirements for devices that communicate via the cellular network. We currently believe that the UL listing, the FCC approval and these certifications will be obtained in 2010.

Building Codes

We are required to obtain building permits and comply with local ordinances and building and electrical codes for each project, the cost of which is included in our estimated costs for each proposal.

Intellectual Property

Our 65% owned subsidiary, C 612, has a U.S. patent for a “Remote Access Energy Meter System and Method” (No. 7,336,201 – issued on February 26, 2008 and expiring on January 3, 2026), which we currently intend to market as XTRAX®, and have filed other patent applications in the U.S., Europe, Canada, China and Hong Kong. In addition to our patent and potential future patents and patent applications, we also have trade secrets and know-how. The XTRAX® name is a registered trademark owned by C 612.

Our staff is actively exploring new products, devices, systems and methods for installing, monitoring and/or supporting solar installations that lower the cost and time required for installation.

Employees

We currently have 16 employees, including our officers. We expect that additional sales and installation staff will be required to close the prospects currently in our sales pipeline. We hope to keep our operating costs low by using supplemental contract labor and subcontracting portions of work to installers and other specialists, as is common in the construction industry. Our employees are not represented by any union.

Our Business In each of the last two fiscal years all of our revenues were related to the installation of solar energy systems, sale of excess solar energy system inventory or consulting on solar energy projects.

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

Risks Related to Our Business

We currently have only two projects under construction, have earned no revenue for project construction in 2009 and may not generate substantial revenues or net income in the near future.

As of the end of 2009 Clear Skies had no active projects under construction. Our last contract was completed in December 2008, except for several small residential projects that were ordered from us in 2007 or before and have been delayed for a variety of reasons. We had no revenue in the first quarter of 2009, except for the sale of approximately $11,000 of excess solar panel inventory, no revenue in the second quarter of 2009 and approximately $33,000 of revenue in the third quarter of 2009 from a residential installation. In the fourth quarter of 2009 we earned $150,000 of revenue under a consulting contract with Toshiba Corporation. In February, 2010, we announced that we had obtained two contracts with a combined total value of $2,100,000 for the installation of PV systems in New Jersey. It is not certain when we will begin generating revenues in addition to these contracts from commercial or industrial installations. We are negotiating with several parties for the financing and construction of a number of solar energy projects, however there can be no assurance that we will be successful in these negotiations or that such projects would be profitable. Even if we are successful in negotiating finance and construction agreements, since we recognize revenue under the percentage of completion method, it could be several months after signing before we begin performance and are able to report revenue on our financial statements.

Our cash resources are very limited and if we cannot raise additional funds or start generating revenues, we will not be able to pay our vendors and will probably not be able to continue operations as a going concern.

As of December 31, 2009, our available cash balance was approximately $20,000 and on March 23, 2010 it was approximately $10,000. This excludes cash belonging to C612 of $112,000 as that cash is not available to pay obligations of Clear Skies. Notwithstanding our January 2010 sale of convertible notes for gross proceeds of $335,000 and sales in 2009 of common stock for $720,000, convertible notes for gross proceeds of $910,000 and borrowings of $257,464 from an unrelated third party, we will need to raise additional funds to pay operating expenses and outstanding vendor invoices. Our future cash flows depend on our ability to enter into, and be paid under, contracts for the construction of solar energy projects and our ability to sell our debt and equity securities on terms satisfactory to us. While management believes these can be accomplished, there can be no assurance that we will be successful in entering into such contracts or selling our securities, in which case we will probably not be able to continue as a going concern. For a full description of the recent sales of secured convertible notes and common stock see our Forms 8-K filed with the Securities and Exchange Commission (“SEC”) on May 13, 2009, August 3, 2009, August 5, 2009, September 21, 2009, October 20, 2009 and January 12, 2010.

We have a limited operating history, and it may be difficult for potential investors to evaluate our business.

Our wholly owned operating subsidiary, Clear Skies Group, Inc., began operations in October of 2005. Our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations. Since our formation, we have generated only limited revenues. Our revenues were $194,000 and $2,702,178 for the years ended December 31, 2009 and 2008, respectively. As an early stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays inherent in a relatively new business. Investors should evaluate an investment in our Company in light of the uncertainties encountered by such companies in a competitive environment. Our business is dependent upon the implementation of our business plan, as well as our ability to enter into agreements with third parties for, among other things, the supply of photovoltaic and solar-thermal systems, on commercially favorable terms, as well as the availability and timing of financing from third parties for each project. There can be no assurance that our efforts will be successful or that we will be able to attain profitability.

We have a limited operating history and have sustained recurring losses.

Our wholly owned operating subsidiary, Clear Skies Group, Inc., was incorporated in September 2003 and has reported annual net losses since its inception. For our fiscal years ended December 31, 2009 and 2008, we experienced losses of approximately $7.7 million and $6.8 million, respectively. As of December 31, 2009, we had an accumulated deficit of approximately $19.2 million. In addition, we expect to incur additional losses in the foreseeable future, and there can be no assurance that we will ever achieve profitability. Our future viability, profitability and growth depend upon our ability to successfully operate and expand our operations. There can be no assurance that any of our efforts will prove successful or that we will not continue to incur operating losses in the future.

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

We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. Future financings through equity investments will be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights and the issuance of warrants or other convertible securities, which will have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations.

Our ability to obtain needed financing may be impaired by such factors as the weakness of capital markets, both generally and specifically in the renewable energy industry. The fact that we have not been profitable could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we may reduce our operations accordingly, we may be required to cease operations.

Please see Note 15 - Subsequent Events – to our consolidated financial statements for further information concerning our recent financing activities.

Our independent registered public accounting firm has issued an unqualified opinion on our financial statements with a “going concern” paragraph.

Our independent registered public accounting firm’s opinion on our financial statements has a “going concern” explanatory paragraph. Such opinion may make parties reluctant to extend trade credit to us and thereby make it more difficult for us to conduct our business. In addition, such an opinion from the independent registered public accounting firm may also make third parties reluctant to do business with us or to invest funds in our company, thereby raising difficulties for us in the conduct of our business.

We are dependent upon key personnel whose loss may adversely impact our business.

We rely heavily on the expertise, experience and continued services of our senior management, especially Ezra J. Green, our Chairman and Chief Executive Officer. The loss of Mr. Green or an inability to attract or retain other key individuals, could materially adversely affect us. We seek to compensate and motivate our executives, as well as other employees, through competitive salaries and bonus and stock option plans, but there can be no assurance that these programs will allow us to retain key employees or hire new key employees. As a result, if Mr. Green were to leave or be unable to serve, we could face substantial difficulty in hiring a qualified successor and could experience a loss in productivity while any such successor obtains the necessary training and experience. We have entered into an employment agreement with Mr. Green. However, there can be no assurance that the terms of the employment agreement will be sufficient to retain him.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our reputation, business and operating results may be harmed. In connection with the preparation of Form 10-K for the year ended December 31, 2008, our independent registered public accounting firm as well as our management identified a material weakness in our internal control over financial reporting, due to insufficient resources in our accounting and finance department, resulting in (i) an ineffective review, monitoring and analysis of schedules, reconciliations and financial statement disclosures and (ii) the misapplication of U.S. GAAP and SEC reporting requirements. These conditions remained unresolved at December 31, 2009.

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

We currently have one issued U.S. patent (No. 7,336,201), which has been assigned to C 612. In addition, we rely on trade secrets and our industry expertise and know how. We do not knowingly infringe on patents, copyrights or other intellectual property rights owned by other parties; however, in the event of an infringement claim, we may be required to spend a significant amount of management time and company money to defend a claim, develop a non-infringing alternative or to obtain licenses. We may not be successful in developing such an alternative or obtaining licenses on reasonable terms, if at all. Any litigation, even if without merit, could result in substantial costs and diversion of our time and resources and could materially and adversely affect our business and operating results.

We are exposed to risks associated with product liability claims in the event that the use or installation of our products results in injury or damage.

Since the products we install are devices that produce electricity and heat, it is not likely but possible that users could be electrocuted, burned or otherwise injured or even killed by such products, whether by product malfunctions, defects, improper installation, vandalism, misuse by the customer or other causes. As a distributor and installer of products that are used by consumers, we face an inherent risk of exposure to product liability claims or class action suits in the event that the use of the solar power products we sell or install results in injury or damage, whether we are at fault or not. Moreover, we may not have adequate resources in the event of a successful claim against us. We have general liability coverage for up to $1,000,000; we also have a policy of obtaining certificates of insurance from the property owners where we operate and requiring all subcontractors to name us as an additional insured and as a certificate holder on their policies. Furthermore, we anticipate acquiring a product liability policy once we are ready to launch our XTRAX® product, but there can be no assurance that one will be available on reasonable terms. The successful assertion of product liability claims against us could result in material reputational and/or monetary damages and, if our insurance protection is inadequate, could require us to make significant payments.

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

As a result of the reverse merger, Clear Skies Group, Inc. became a subsidiary of a public reporting company (Clear Skies Solar, Inc.) and, accordingly, is subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we had remained privately held and did not consummate the reverse merger.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent registered public accountant certifications required by such Act, which may preclude us from keeping our filings with the SEC current. Non-current reporting companies are subject to various restrictions and penalties.

Public company compliance may make it more difficult for us to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company we expect these new rules and regulations to increase our compliance costs in 2009 and beyond and to make certain activities more time consuming and costly. As a public company we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future or we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

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

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile. Since trading of our common stock began on January 8, 2008 through March 23, 2010, the high and low bid prices of our common stock were $2.40 and $.01. The price of our stock could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

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

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued in the private placement that we closed in December 2007 after the effectiveness of the registration statement that was filed, or upon the expiration of any statutory holding period, under Rule 144, or upon expiration of lock-up periods applicable to outstanding shares, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. The shares of our common stock issued to certain of the former stockholders of Clear Skies Group, Inc. in the reverse merger were subject to a lock-up agreement prohibiting the sales of such shares for a period of 15 months following the reverse merger. Since the 15 month lock-up period has expired, all of those shares are freely tradable, subject to the securities laws and SEC regulations regarding sales by insiders. In addition, the shares of our common stock sold in the private placement that we closed in December 2007 and the shares underlying the warrants issued to the placement agent in connection with the private placement will be freely tradable upon the earlier of: (i) effectiveness of a registration statement covering such shares, which occurred on July 29, 2008 and (ii) the date on which such shares may be sold without registration pursuant to Rule 144 (or other applicable exemption) under the Securities Act. Recent revisions to Rule 144 may result in shares of our common stock that we may issue in the future becoming eligible for resale into the public market without registration in as little as six months after their issuance. We also registered a total of 16,432,540 shares on October 30, 2009 covering shares underlying certain convertible notes and warrants that we sold during 2009.

Because our directors and executive officers are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of our other stockholders.

Our directors and executive officers own or control a significant percentage of our common stock. Our directors and executive officers may be deemed beneficially to own an aggregate of approximately 4.6 million shares of our common stock, representing 6.1% of the outstanding shares of our common stock. Additionally, these figures do not reflect any increase in beneficial ownership that such persons may experience in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock by way of conversion of series B preferred stock held by certain officers or open market or private purchases. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders may vote, including the following actions:

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

Item 1B. Unresolved Staff Comments

On February 3, 2010, Carbon 612 Corporation (“C612”), our 65% owned subsidiary, filed a registration statement on Form 10 under the Securities Exchange Act of 1934 (the “Exchange Act”). C612 is preparing its reply to comments from the SEC staff to this filing. We anticipate satisfying all staff comments by April 30, 2010. When this registration statement is effective on April 4, 2010, C612 will be subject to the reporting requirements of the Exchange Act.

Item 2. Properties

We lease approximately 3,356 square feet of office space at 200 Old Country Road, Mineola, New York from HUB Properties Trust currently at a base rental including electricity of $8,986 per month increasing to $9,626 per month on June 1, 2010 and annually thereafter, pursuant to a seven year lease.

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

Item 4. (Removed and Reserved)

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

From September 7, 2007 through January 4, 2008, our common stock was quoted on the OTC Bulletin Board under the trading symbol “BIPO,” and since January 8, 2008, our trading symbol has been “CSKH.OB.” Prior to January 8, 2008, there was no active market for our common stock. For the period from January 8, 2008 through March 23, 2010, the low and high bid prices for our common stock as reported by the OTC Bulletin Board were $.01 and $2.40, respectively. The quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

The closing price of our common stock on the OTC Bulletin Board on March 23, 2010 was $.08 per share.

The following table sets forth the range of high and low sales prices as reported on the OTC Bulletin Board for the periods indicated.

	Sales Price
Period	High	Low
First quarter ended March 31, 2008	$2.40	$1.02
Second quarter ended June 30, 2008	$1.68	$.90
Third quarter ended September 30, 2008	$1.19	$.22
Fourth quarter ended December 31, 2008	$.42	$.11

First quarter ended March 31, 2009	$.29	$.08
Second quarter ended June 30, 2009	$.13	$.01
Third quarter ended September 30, 2009	$.22	$.04
Fourth quarter ended December 31, 2009	$.28	$.13

First quarter ended March 31, 2010 (through March 23, 2010)	$.19	$.07

Holders

As of March 23, 2010, there were 79,373,427 shares of common stock issued and outstanding. Of the outstanding shares 802,633 shares are held by our officers and directors and 78,570,794 are held by 93 investors.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2009, we have issued unregistered securities to the persons described below. These transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. The sale of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, and/or Rule 506 of Regulation D promulgated there under, as a transaction by an issuer not involving a public offering.

On October 14, 2009 we issued 8,003,662 shares of our common stock in a private placement. On November 2, 2009 we issued 1,000,000 shares of our common stock in return for an extension of the maturity of certain promissory notes. We also issued 6,163,602 shares of our common stock on the conversion of various notes and the exercise of warrants and on November 2, 2009 we issued 31,087 shares of our common stock to an attorney for services rendered and valued these shares at $.21 each, the closing price that day. In addition, we issued 100,000 shares of our common stock as partial consideration for a short term loan that was included in a financing closed on January 6, 2010. See our Current Reports on Form 8-K filed with the SEC on October 20, 2009, November 3, 2009 and January 12, 2010.

In addition, on December 9, 2009 and December 16, 2009, we issued 100,000 and 300,000 shares, respectively, of our class A convertible preferred stock and each share is convertible into ten shares of our common stock. These shares were issued to consultants and were valued at the closing prices per common share of $.18 and $.17, respectively, for the total number of common shares into which the preferred stock could be converted. See our Current Report on Form 8-K filed with the SEC on December 14, 2009.

Dividends

We have not previously paid any cash dividends on our common stock and do not anticipate or contemplate paying dividends on our common stock in the foreseeable future. We currently intend to use all available funds to develop our business. We can give no assurances that we will ever have excess funds available to pay dividends.

Equity Compensation Plan Information

The following table provides information as of December 31, 2009 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-Average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plan approved by security holders (1)	2,450,000	$.13	50,000

Equity compensation plan not yet approved by security holders (2)	2,500,000	$0.18	0

Equity compensation plan not yet approved by security holders (3)	1,200,000	$0.13	1,300,000

Equity compensation plan not approved by security holders (4)	800,000	$.16	200,000

Warrants issued in 2007	1,202,121	$.50	0

(1) Represents our 2007 Equity Incentive Plan.

(2) Represents our 2008 Equity Incentive Plan.

(3) Represents our 2009 Equity Incentive Plan.

(4) Represents our 2008 Non-Employee Directors Compensation Plan

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

This discussion should be read in conjunction with our consolidated financial statements included in this Annual Report on Form 10-K and the notes thereto, as well as the other sections of this Annual Report on Form 10-K, including “Certain Risks and Uncertainties” and “Description of Business” sections thereof. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Annual Report. Our actual results may materially differ.

Overview

Our wholly owned operating subsidiary, Clear Skies Group, Inc. was incorporated in New York on September 23, 2003 and began operations in August 2005. On December 20, 2007, we closed a reverse merger pursuant to which a wholly owned subsidiary of newly formed Clear Skies Holdings, Inc. merged with and into Clear Skies Group Inc., and Clear Skies Group Inc., as the surviving corporation, became a wholly owned subsidiary of Clear Skies Holdings, Inc. As a result of this reverse merger transaction, our historical financial statements for periods prior to the reverse merger are those of Clear Skies Group, Inc. We market, sell, design and install solar power systems for commercial and residential customers, sourcing components from third party manufacturers. We currently serve customers in California, New York and New Jersey. We also plan to expand to other states where the amount of sunshine, the cost of electricity and/or the availability of governmental rebates make prospects of solar energy system sales appear attractive.

With a goal of improving the effectiveness of renewable energy systems, we have developed certain proprietary PV panel mounting systems and trade secrets that we believe reduce the required man-hours for PV system installations. We have also developed XTRAX®, our patented remote monitoring solution for measuring the production of renewable energy systems, among other things. In November, 2009, the XTRAX® patent, patent applications, intellectual property, trademark and related assets and liabilities were transferred to C612 which then sold common stock for $150,000 resulting in the purchasers owning approximately 35% of C 612 and our owning the remaining approximate 65%.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced net losses of $7,679,195 and $6,818,753 for the years ended December 31, 2009 and 2008, respectively. Our working capital deficit of $1,734,830 and the losses from operations, among other factors, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and are unable to continue to obtain financing to meet our working capital requirements, we will have to sharply curtail our business or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing and, ultimately, to attain profitability. Presently, the Company is considering various alternatives, including pursuing private placement financings as well as various sales strategies to improve cash from operations, in order to provide for the future working capital needs of the Company. Should the Company not be able to fund its working capital needs through financings or increases in sales, we will be adversely affected and we will have to cease operations.

Since we began operations in 2005, we have incurred annual net losses. As of December 31, 2009, we had an accumulated deficit of $19,167,543, and we expect to incur additional losses in the foreseeable future. We recognized a net loss of $7,679,195 for the year ended December 31, 2009.

Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities and entering into contracts for the financing and installation of solar energy systems and the resulting cash flows and revenues, we believe that we will have adequate resources to fund our operations in 2010. However, there can be no assurances that we will be successful in entering into such contracts or arranging financing on terms satisfactory to us, in which case there would be significant doubt as to our ability to continue as a going concern. As of March 23, 2010, our available cash balance was approximately $10,000. This excludes the cash balance of C612 of $112,000 as that is not available to us to meet our obligations. Notwithstanding our sales of common stock, convertible notes with warrants and loans from an unrelated third party in 2009 and January 2010, we will need to raise additional funds to pay outstanding vendor invoices and operating expenses.

Depending upon the needs of our customers, we may have to increase our installation staff significantly in 2010 to ensure that installations can be completed while applicable rebates remain in effect. We expect that our selling and general and administrative expenses will increase in future periods, as we expand our administrative, sales and installation workforce.

We anticipate establishing regional field offices for our sales teams. Accordingly, we expect the rental expense component of our general and administrative expenses to increase in future periods. We currently expect that our immediate capital expenditures, which we do not expect to exceed $400,000, will be related to completing the Beta tests and the initial launch of XTRAX®, which we currently anticipate will occur in 2010. The funds raised by C612, to the extent available, will be used for this purpose. Cranes and other installation equipment are generally available for rental on reasonable terms in the locality of each project, and we do not have plans to acquire any.

Critical Accounting Policies

Revenue Recognition and Deferred Revenue: We currently have one primary revenue stream generated by our activities as a prime contractor for the design and installation of solar energy systems. We may have other revenue if we serve as a consultant to others on solar project or, as we have done in years before 2009, work as a subcontractor for others. These revenue streams have very different characteristics and payment time cycles. Therefore, we apply a different revenue recognition policy to each category.

Contract Revenue. In accordance with generally accepted accounting principles in the United States (“GAAP”) we recognize revenues from contracts that we sign directly with the customer using the percentage of completion method. The percentage of completion is calculated by dividing the direct labor and other direct costs incurred by the total estimated direct costs of the project. Contract value is defined as the total value of the contract, plus the value of approved change orders. Estimates of costs to complete are reviewed periodically and modified as required. Provisions are made for the full amount of anticipated losses, on a contract-by-contract basis. These loss provisions are established in the period in which the losses are first determined. Changes in estimates are also reflected in the period they become known. We maintain all risks and rewards of billing. Regardless of the customer’s structure or industry, if we are the lead contractor, then we recognize all revenues from such customers in this manner.

Subcontracting and Consulting Revenue. Prior to 2009 we performed installation and other services as a subcontractor. We might do so again and may also perform consulting work for others. These services differ from contract revenue as we are entitled to be compensated for subcontractor or consulting work performed prior to completion of the system. We are paid for all invoiced work so long as we complete tasks satisfactorily and invoice the client for our work in a timely manner. We will book all revenues from projects where we act as subcontractor to our income statement as they are invoiced to the client if we are reasonably assured of payment.

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

Manufacturer and Installation Warranties: We warrant our products and services against defects in material or installation workmanship. The manufacturer’s warranty period on the solar panels and the inverters we use have a warranty period range of five to twenty-five years. We assist the customer in the event that the manufacturer’s warranty needs to be used to replace a defective panel or inverter. We offer a five-year warranty on the installation of a system and all equipment and identical supplies other than solar panels and inverters that are covered under the manufacturer’s warranty. We record a provision for the installation warranty within cost of sales — currently at 2% of contract revenue — based on limited historical experience and future expectations of the probable cost to be incurred in honoring our warranty commitment. As we develop sufficient history the 2% rate would change if appropriate.

Research and Development:  Research and development costs are charged to expense as incurred.  The amounts charged to operations were $2,628 and $197,921 in 2009 and 2008, respectively.

Common Stock Issuance: Due to our limited cash resources we have used our common stock to raise capital by way of the sale of common stock, the sale of convertible promissory notes with warrants and the issuance of common stock to service providers of various types.

Income Taxes: The Company complies with GAAP related to accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company also complies with the provisions of GAAP related to accounting for uncertainty in income taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company adopted these rules and has determined that the adoption did not have an impact on the Company’s consolidated financial position results of operations or cash flows.

Loss Per Share: The Company complies with GAAP related to calculation of loss per share, which has a dual presentation of basic and diluted income/loss per share for all periods presented. Basic income/loss per share excludes dilution and is computed by dividing income/loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income/loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income/loss of the Company. The difference between the number of shares used to compute basic income/loss per share and diluted income/loss per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. As the Company reported a net loss for the years ended December 31, 2009 and 2008, the effects of the shares issuable upon exercise of outstanding warrants and options as of December 31, 2009 and 2008 have not been considered in the diluted net loss per common share since these dilutive securities would reduce the loss per common share and become anti-dilutive.

Convertible Notes and Warrants: We evaluate and account for conversion options embedded in convertible instruments in accordance with provisions of GAAP. This applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative as defined by GAAP relating to accounting for derivative instruments and hedging activities and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule exists when the host instrument is deemed to be conventional as that term is described under applicable GAAP. The convertible notes we issued contain adjustment (or ratchet) provisions and accordingly, we determined that the embedded feature within the convertible notes and the warrants are indexed to the Company’s common stock, but the ratchets are only applicable if the Company issues common stock or instruments convertible into common stock below the then applicable conversion or purchase price in the note or warrant. We account for convertible instruments (when we have determined that the embedded conversion options should be bifurcated from their host instruments) as follows: we record a convertible note payable and discounts to the convertible notes for the warrants. The embedded derivative is recorded separately at the grant date and fair valued on a quarterly basis. A gain (loss) on embedded derivative feature is recognized in earnings on a quarterly basis. Discounts under these arrangements are amortized over the term of the notes to their stated date of maturity.

Accounting for Derivative Instruments: The Company accounts for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts. The Company also considers the EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Settled in, a Company’s Own Stock, which provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS 133. EITF 00-19 and SFAS 133 were codified into ASC Topic 815, Derivatives and Hedging and ASC Topic 718, Compensation — Stock Compensation. The adoption of these new FASB ASC Topics did not have a material effect on the Company’s consolidated financial statements.

The Company also considers EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock which was effective for the Company on January 1, 2009. EITF No. 07-5 was codified into ASC Topic 815, which provides guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock, and therefore, qualifying for the first part of the scope exception in paragraph 15-74 of ASC Topic 718. The Company evaluated the conversion feature embedded in its convertible notes payable based on the criteria of ASC Topic 815 to determine whether the conversion feature would be required to be bifurcated from the convertible notes and accounted for separately as derivative liabilities.

Stock Based Compensation: ASC Topic 718, Compensation — Stock Compensation (formerly SFAS 123(R)), requires the Company to measure and recognize compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.

Stock based compensation expense related to stock option grants recognized under ASC Topic 718 for the years ended December 31, 2009 and 2008 was $2.2 million and $0.9 million respectively. Stock based compensation expense is included in selling general and administrative expense on the accompanying consolidated statements of operations. See Note 10 for additional information.

ASC Topic 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.

Stock based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2009 and 2008 included compensation expense for share-based payment awards based on the grant date fair value estimated in accordance with the provisions of ASC Topic 718. The Company follows the straight-line single option method of attributing the value of stock based compensation to expense. As stock based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company used the Black-Scholes option-pricing model (“Black-Scholes model”) as its method of valuation for share-based awards granted. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to; the Company’s expected stock price volatility over the term of the awards and the expected term of the awards.

The Company accounts for non-employee stock based compensation expense in accordance with ASC Topic 505, Equity — Based Payments to Non-Employees (formerly EITF Issue No. 96-18). The Company issued non-employee grants totaling 450,000 share options in 2009.

Results of Operations: Comparison of Fiscal 2009 and 2008

Generally, we anticipate that our operating costs and expenses will increase in the future to support a higher level of revenues. Increased costs will be attributable to increased personnel, principally sales personnel and support staff for a multi-office infrastructure and increased marketing expenditures to promote our services as well as increased installation staff.

We had a loss from operations in each of the last two fiscal years with revenue in 2009 of only $194,508 compared to revenue in 2008 of $2,702,178. A major impediment to fully executing our business plan in 2009 was the failure of the U.S. Congress to renew and extend the 30% investment tax credit until enactment of the financial bailout law in November 2008, the addition of an option for a cash rebate in lieu of the tax credit only in February 2009, and the general crisis in the financial and capital markets that began in the second half of 2008 and continues to date. These factors significantly reduced our ability to enter into contracts for solar energy systems, which have a significant lead time from initial conception of the idea to implementation, and to obtain the required financing for them, including the uncertainty of the extension of the investment tax credit which would have otherwise expired at the end of 2008. In addition, a lack of operating capital and the time spent by members of management obtaining financing adversely impacted our marketing efforts. Accordingly, a comparison of our results of operations for the years ended December 31, 2009 and 2008 may be of limited probative value.

Revenues

Total revenues for the year ended December 31, 2009 were $194,508 compared to revenues for the year ended December 31, 2008 of $2,702,178. Our 2009 revenue included $150,000 from a consulting contract with Toshiba Corporation. This $2,507,670 decrease in revenue is due to the lack of systems installation contracts in 2009 compared to the completion of three commercial projects in 2008. The shift in focus of our marketing efforts from residential sales and installations prior to 2009 to commercial projects also had an impact. Commercial projects provide greater revenues and margins, but have significantly longer lead times than residential projects.

Cost of Goods Sold

Cost of goods sold were $109,772 in the year ended December 31, 2009 compared to $2,465,984 for the year ended December 31, 2008. The $2,356,212 decrease in cost of goods sold (and the resulting increase in gross margin from 8.7% of total revenue to 43.6%) is primarily due to the fact that 77% of our 2009 revenue was for consulting for one client (Toshiba Corporation) as compared to the completion of three commercial projects in 2008. The average gross margin on the three commercial solar energy systems we installed in 2008 was 23.1%. The gross margin percentage of 43.6% includes the gross margin of 60% on the consulting contract.

Operating Expenses

Our operating expenses are composed of selling expenses and general and administrative expenses. The year ended December 31, 2008 was our first year of operations as a publicly owned company. Selling expenses in 2009 were $355,156 as compared to $1,190,670 in 2008 for a decrease of $835,514 or 70%. The main causes of this decrease were decreases in compensation expense of $340,000, marketing expenses of $150,000, public relations of $204,000 and travel related expenses of $78,000.

General and administrative expenses increased to $6,074,910 in calendar year 2009 from $5,896,309 in 2008, or an increase of $178,601 or 3%. The major components of this increase were (a) higher non-cash compensation expense of $1,227,000 (of which $1,360,000 were charges for options and a stock issuance to an employee offset by a $112,000 decrease in a previously issued warrant), (b) a decrease in cash compensation of $222,000, (c) an increase in consulting expense of $909,000 made up of $990,000 of non-cash expense for issuance of stock to consultants and offset by lower overall cash consulting expenses, (d) a decrease in legal expenses of $899,000 due primarily to settlement with certain law firms for payments of $40,000 instead of the previously invoiced amounts totaling $552,000 for a savings of $512,000 as well as generally lower legal fees, (e) a decrease in audit fees of $137,000 and the payment of $20,000 in satisfaction of a prior auditor’s invoice of $78,000 for a savings of $58,000, (f) lower investor relations expenses of $125,000, (g) lower engineering, operations and technical costs of $242,000 primarily caused by a reduction of XTRAX® research and development costs of $195,000 and (h) the absence of liquidated damage expenses which were $109,000 in the 2008 year.

Other Expenses

Interest expense in the year ended December 31, 2009 totaled $103,374 compared to the 2008 year which totaled $14,741. The increase was due to the higher debt level in 2009 while the 2008 interest expense was due to equipment leases and deferred payments of certain expenses. We also charged $1,292,740 for amortization of debt discount related to the sale in 2009 of convertible notes with warrants some of which were converted into our common stock during 2009, resulting in a gain on derivative liability of $61,735.

Cash Flows from Operations

Non-cash items totaled $5,829,509 in 2009, compared to $1,144,755 in 2008. The increase of $4,684,754 is largely accounted for by an increase in stock based compensation of $3,636,576 and amortization of debt discount related to debt issued in 2009 of $1,292,740, offset by other items.

Liquidity and Capital Resources - Going concern

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced net losses of $7,679,195 and $6,818,753 for the years ended December 31, 2009 and 2008, respectively. Our working capital deficit of $1,734,830 and the losses from operations, among other factors, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and are unable to continue to obtain financing to meet our working capital requirements, we will have to sharply curtail our business or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing and, ultimately, to attain profitability. Presently, the Company is considering various alternatives, including pursuing private placement financings as well as various sales strategies to improve cash from operations, in order to provide for the future working capital needs of the Company. Should the Company not be able to fund its working capital needs through financings or increases in sales, we will be adversely affected and we will have to cease operations.

At December 31, 2009, we had an accumulated deficit of $19,167,543 and it is possible that we will incur additional losses in the future. While we have funded our operations since inception from operations and through private placements of equity securities and bridge loans, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

At December 31, 2009 and March 23, 2010 we had approximately $20,000 and $10,000, respectively, in cash. This excludes cash of C612 of $112,000 as that is not available to us to meet our obligations. Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities and entering into contracts for the financing and installation of solar energy systems and the resulting cash flows and revenues, we believe that we will have adequate resources to fund our operations in 2010. However, there can be no assurances that we will be successful in entering into such contracts or arranging financing on terms satisfactory to us, in which case there would be significant doubt as to our ability to continue as a going concern. Notwithstanding our sales of common stock, convertible notes with warrants and loans from an unrelated third party in 2009 and 2010 we will need to raise additional funds to pay outstanding vendor invoices and operating expenses.

Several of our officers and directors, or their affiliates, have from time to time extended loans to Clear Skies Group, Inc. or agreed to defer compensation payable to them in order to fund our operating expenses. In this regard: Ezra Green, our Chairman and Chief Executive Officer, agreed to the deferral of $73,259 of his compensation, of which $69,366 remained unpaid as of December 31, 2007. Mr. Green’s deferred compensation had been paid in full during the year ended December 31, 2009. In addition, Mr. Green had advanced $30,275 to us in 2006 and an additional $70,037 to us in 2007. This related party balance was repaid in full by during 2008.

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

We expect to put our capital resources, which included $20,000 and $10,000 of cash at December 31, 2009 and March 23, 2010, respectively, and net cash from the operations of the Company and the proceeds of the transaction described in Note 15 – Subsequent Events - to the following uses:

•

towards our $250,000 budget for the engagement of investor relations and public relations firms for 2010;

•

up to $400,000 for the commercialization of XTRAX, including funds raised by C612;

•

possibly for strategic acquisitions, if and to the extent we determine appropriate; and

•

for general working capital purposes.

Commitments and Contingencies

We have entered into employment agreements with Ezra J. Green to serve as our Chief Executive Officer and Chairman, with Thomas J. Oliveri to serve as our President and Chief Operating Officer and with Arthur L. Goldberg to serve as our Chief Financial Officer. These agreements were entered into in December 2007, March 2008 and January 2008, respectively, and were all amended and restated in November 2008. The initial terms of the amended and restated agreements (the “Agreements”) are three years, with automatic one-year renewals following this three-year period in the absence of a notice of non-renewal as provided for in the Agreements. Pursuant to the Agreements Messrs. Green, Oliveri and Goldberg are to receive minimum annual base salaries of $250,000, $200,000 and $200,000, respectively, for the first three years, and then an agreed upon salary (of not less than the amount specified above) for each future year of employment. Each of Messrs. Green, Oliveri and Goldberg were entitled to an annual bonus of $50,000 for the twelve months ended March 31, 2009 if we recorded gross revenues in excess of $5,000,000 during such period and an annual bonus of $75,000 if we recorded gross revenues in excess of $10,000,000 during the twelve months ended March 31, 2010. The first bonus was not earned and it is very unlikely that the second bonus will be earned. If any of such executives’ employment is terminated without cause or if any resign for good reason (as defined in his employment agreements), then we will be obligated to pay the terminated executive, as severance, his then current annual base salary and annual bonuses (as such is defined within the Agreements) for the remainder of the term.

All options granted on November 12, 2008 vest in three equal installments on the first three anniversaries of the grant date. The options granted on March 17, 2009 vest in three installments, 25% each at six and twelve months after date of grant and the balance 18 months from date of grant. The options granted on July 29, 2009 vested in full on grant and the options granted on January 19, 2010 vest one half six months from date of grant and in full one year from date of grant. The options granted to Mr. Green on November 12, 2008 and March 17, 2009, expire five years after grant and the exercise prices are 110% of the fair market value on the date of grant. The other options granted to Mr. Green, and the options granted to Messrs. Oliveri and Goldberg expire ten years after the grant date and the exercise prices are 100% of the fair market value on the date of grant.

In addition, on January 19, 2010 the Board of Directors granted Messrs. Green, Oliveri, Goldberg and Joshua Goldworm 1,200,000 shares, 10,000 shares, 25,000 shares and 30,000 shares, respectively, of our Class B preferred stock, each share of which is convertible into ten shares of our common stock.

We lease approximately 3,356 square feet of office space at 200 Old Country Road, Mineola, New York from HUB Properties Trust at an initial base rental of $7,831 per month increasing annually to $9,626 per month pursuant to a seven year lease.

Recently Issued Accounting Pronouncements

GAAP defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. GAAP does not require any new fair value measurements in accounting pronouncements where fair value is the relevant measurement attribute. However, for some entities, the application of GAAP will change current practice for financial statements issued for fiscal years beginning after November 15, 2007.

GAAP permits entities to choose to measure many financial instruments at fair value. Unrealized gains and losses on items for which option has been elected are reported in earnings. This rule is effective for fiscal years beginning after November 15, 2007.

GAAP related to business combinations provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. GAAP also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. These requirements are effective for business combinations occurring in fiscal years beginning after December 15, 2008. The Company adopted these provisions for business combinations occurring in fiscal 2009 and thereafter.

In June 2009, GAAP was adopted relating to consolidation of variable interest entities, and will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under GAAP, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. This rule is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. At this time the Company does not believe that this will have an impact on its financial results.

GAAP related to noncontrolling interests in consolidated financial statements requires reporting entities to present noncontrolling (minority) interests as equity as opposed to as a liability or mezzanine equity and provides guidance on the accounting for transactions between an entity and noncontrolling interests. These requirements are effective the first fiscal year beginning after December 15, 2008, and interim periods within that fiscal year.

Disclosure of subsequent events under GAAP establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, GAAP provides:

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

In accordance with this rule an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.

In September 2009, the Financial Accounting Standards Board (“FASB”) ratified the consensus approach reached at the Sept. 9-10 Emerging Issues Task Force (EITF) meeting on two EITF issues related to revenue recognition. The first, EITF Issue no. 08-01, Revenue Arrangements with Multiple Deliverables, which applies to multiple-deliverable revenue arrangements that are currently within the scope of FASB Accounting Standards Codification (ASC) Subtopic 605-25 and the second, EITF Issue no. 09-3, Certain Revenue Arrangements That Include Software Elements, which focuses on determining which arrangements are within the scope of the software revenue guidance in ASC Topic 985 and which are not. Both EITF issues are effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements or the Company’s future results of operations.

Off-Balance Sheet Arrangements

We did not engage in any off-balance sheet arrangements during the fiscal years ended December 31, 2009 or 2008.

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

Certain Risks and Uncertainties

Certain statements in this Annual Report on Form 10-K, including certain statements contained in “Description of Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements”. The words or phrases “can be,” “may,” “could,” “would,” “expects,” “believes,” “seeks,” “estimates,” “projects” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various risks and uncertainties, including those described in the section “Risk Factors”, and we caution you that any forward-looking information provided by or on behalf of us is not a guarantee of future performance. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond our control. All such forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

See our financial statements beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Exchange Act . Such disclosure controls and procedures are designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is recorded, processed, accumulated, and communicated to management within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this annual report.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which consists of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), as supplemented by the COSO publication Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2009.

Insufficient resources in our accounting and finance department during 2009 resulted in an ineffective review, monitoring and analysis of schedules, reconciliation and financial statement disclosures and a misapplication of U. S. GAAP and SEC reporting requirements. These conditions, considered a material weakness, remained unresolved at the end of 2009. We plan to remedy this condition in 2010 by the use of outside resources to supplement our accounting and finance department.

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

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to such attestation pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2009, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting.

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

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth the names and positions of our directors and executive officers and other key personnel:

Name	Age	Position
Ezra J. Green	49	Chief Executive Officer and Chairman
Arthur L. Goldberg	71	Chief Financial Officer, Vice President, Secretary and Treasurer
Pamela Newman, Ph.D.	62	Director
Thomas J. Oliveri	51	President and Chief Operating Officer
Gelvin Stevenson, Ph.D.	66	Director

Our directors hold office until the earlier of their death, resignation or removal or until their successors have been elected and qualified. Our officers are elected annually by, and serve at the pleasure of, our board of directors.

Biographies

Ezra J. Green (Chief Executive Officer and Chairman). Ezra Green has been our Chief Executive Officer and Chairman since the consummation of our reverse merger on December 20, 2007. Ezra Green has been involved with renewable energy companies for seven years and founded Clear Skies Group, Inc. in 2003. Prior to launching Clear Skies Group, Inc., Mr. Green was a successful entrepreneur who founded TAL Design & Construction in 1990, a general contracting firm. Mr. Green has 25 years experience in the construction business, including those in which he led TAL Design & Construction to top rankings for excellence and customer satisfaction in The Franklin Report. TAL Design & Construction consulted on interior design and performed high-end commercial and residential construction in New York City and Long Island. Ezra began his career as a software engineer and programmer.

Arthur L. Goldberg (Vice President, Chief Financial Officer, Secretary and Treasurer). Arthur Goldberg joined us as our Chief Financial Officer effective January 21, 2008. He was appointed Secretary and Treasurer on May 16, 2008 and a Vice President on August 24, 2009. Previously he served as CFO of Milestone Scientific, Inc., a publicly traded company that had developed and markets a device for painless injections for both dental and medical purposes. Before that he served as Chief Administrative and Financial Officer of St. Luke’s School, a private college preparatory school. Before working at St. Luke’s School Mr. Goldberg was a partner in the firm Tatum CFO Partners, LLP from 1999 to 2006. Tatum’s business was the furnishing of CFO services on an interim or special project basis. Before Tatum Mr. Goldberg served as CFO of various public and privately owned businesses. He earned an MBA degree from the University of Chicago, JD and LLM degrees from the School of Law at New York University and his bachelor’s degree from the City College of New York. Mr. Goldberg is also a certified public accountant. Mr. Goldberg is a director of SED International Holdings, Inc., a publicly owned distributor of computer related, consumer electronic and wireless products.

Pamela J. Newman, PhD (Director). Pamela J. Newman joined our board of directors upon consummation of our reverse merger on December 20, 2007 and was a member of Clear Skies Group, Inc.’s board of directors since October 2005. Dr. Newman has been an Executive Vice President at AON Corporation, specializing in Fortune 500 international clients, since 1991. Before joining AON, Dr. Newman worked for Marsh & McLennan from 1979 to 1991 and, before that, she worked for Peat, Marwick, Mitchell & Co. from 1975 to 1979. Dr. Newman is a member of the board of directors of the publicly listed Ivivi Technologies, Inc. and also serves on the boards of several private companies, including RKO Pictures and Interactive Metronome. Dr. Newman serves on the Medical Center Advisory Board of the New York Hospital-Cornell Medical Center and on the Board of the McGowan Transplant Center, the Brain Trauma Foundation and American ORT. Dr. Newman also serves on the Board of Trustees of The American University of Paris, the Corporate Board of Carnegie Hall and the Associate Committee of The Julliard School and is a Fellow of the Foreign Policy Association. Dr. Newman has co-authored two books; “Organizational Communications” and “Behind Closed Doors; A Guide to Effective Meetings.” Dr. Newman earned her Bachelor of Arts, Master of Arts, and Ph.D. from the University of Michigan and serves on the Horace Rackham University of Michigan Graduate School Board of Advisors.

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

Gelvin Stevenson, PhD (Director). Gelvin Stevenson joined our board of directors upon consummation of our reverse merger on December 20, 2007 and has been a member of Clear Skies Group, Inc.’s board of directors since August 2005. Dr. Stevenson has been Clear Skies Group, Inc.’s Treasurer since March 2007 and was also appointed Secretary in August 2007. Dr. Stevenson is an economist and served as an Adjunct Professor of Environmental Economics at Cooper Union and Pratt Institute in 2004 and 2006, respectively. Dr. Stevenson is a Program Director for the Center for Economic and Environmental Partnership (since 2002), consults for the clean energy industry and has organized numerous financing forums for start-up clean energy companies. Dr. Stevenson has been an Investment Consultant to the Oneida Tribe of Indians of Wisconsin for over 12 years, and served as Director of Investment Responsibility for the NYC Comptroller’s Office in 1992, when it managed over $40 billion in pension funds. Dr. Stevenson was Economic and Corporate Finance Editor at Business Week magazine from 1977 to 1984, and his writings have appeared in the Business and the Real Estate Sections of the New York Times, New York Magazine and elsewhere. Dr. Stevenson formerly held a Series 7 securities license and is currently a Public Arbitrator for the Financial Industry Regulatory Authority (formerly NASD). Dr. Stevenson holds a Bachelor of Arts from Carleton College and both a Master of Arts and a Ph.D. from Washington University in St. Louis.

There are no family relationships among any of our directors and executive officers.

Corporate Governance

The Board of Directors has combined the positions of Chairman and Chief Executive Officer due to the small size of the Board and the stage of development of the Company. The Board has not designated one of the two independent directors as the Lead Independent Director as due to the small size of the Board it was not felt to be necessary or appropriate. The small size of the Board allows the two independent directors to be in regular contact with Company management, including the Chief Executive Officer and Chief Financial Officer and they perform their oversight function in part in this manner. The Board did not create a formal nominating committee but did designate all incumbents as the nominees for reelection to the Board at the shareholder meeting on March 10, 2010, which was adjourned until April 6, 2010. Board expansion will be considered as the growth of the Company makes it desirable. We expect our Board, in the future, to appoint and audit committee, and to adopt a charter relating to such committee. The Company has not retained any compensation consultants during the years ended December 31, 2009 and 2008.

Director Compensation

On May 1, 2008 the Board of Directors adopted the Clear Skies Solar, Inc. 2008 Non-Employee Director Compensation Plan pursuant to which, as amended on November 12, 2008, options to purchase up to one million shares of common stock may be granted to non-employee Directors of the Company. All options must be at the fair market value on the date of grant and expire no later than ten years from the date of grant. Such options, which are non-qualified stock options under the Internal Revenue Code, to purchase 90,000 shares at $1.30 per share each were granted to Dr. Newman and Dr. Stevenson on May 1, 2008 (these options were cancelled on July 29, 2009). Options were granted to each of them to purchase 90,000 shares at $0.2725 per share on November 12, 2008, 220,000 shares at $.12 on March 16, 2009, 90,000 shares at $.13 on July 29, 2009, and 100,000 shares on January 19, 2010 at $.17 per share. All options granted on November 12, 2008 vest in three equal installments on the first three anniversaries of the grant date. The options granted on March 17, 2009 vest in three installments, 25% each at six and twelve months after date of grant and the balance 18 months from date of grant. The options granted on July 29, 2009 vested in full on grant and the options granted on January 19, 2020 vest one half six months from date of grant and in full one year from date of grant. In addition, this Plan provides for the payment of $750 to each non-employee director for attending in person each meeting of the Board or any committee thereof and $500 if such attendance is via conference telephone. We also reimburse our Directors for reasonable expenses incurred in connection with their services as Directors.

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

Code of Ethics

We adopted a code of ethics that applies to our officers, Directors and employees, including our Chief Executive Officer and our Chief Financial Officer. The Code of Ethics can be accessed electronically at our website www.clearskiessolar.com. Clear Skies will provide a copy of such policy free of charge to any person who so requests. Requests should be directed to our Secretary, Arthur Goldberg, at artg@clearskiessolar.com, by mail to Clear Skies Solar, Inc., 200 Old Country Road, Suite 610, Mineola, NY 11501-4241, or by telephone at (516) 282-7652.

Changes in Nominating Process

There are no material changes to the procedures by which security holders may recommend nominees to our board of directors.

Board Committees

Our Board of Directors has only one standing committee (a compensation committee which does not meet the requirements of a compensation committee for the purposes of our 2007, 2008 or 2009 Equity Incentive Plans). Our compensation committee, comprised of Dr. Newman and Dr. Stevenson, was constituted on February 6, 2008, and did not meet during the year ended December 31, 2009. Dr. Newman and Dr. Stevenson are “independent” as such term is defined under and required by federal securities laws and the rules of the NASDAQ Stock Market. We expect our Board of Directors, in the future, to appoint an audit committee, a nominating committee and a compensation committee that meets the requirements of our 2007, 2008 and 2009 Equity Incentive Plans, and to adopt charters relative to each such committee. We intend to appoint such persons to committees of the Board of Directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek listing on a national securities exchange.

Item 11. Executive Compensation

It is the general policy of the Company to fix compensation for each employee at a level that will attract and retain that person’s services for the Company. Due the nature in our business and relatively short history we have not established performance bonuses or awards payable in stock or cash with the exception of Messrs. Green, Oliveri and Goldberg whose cash performance bonuses are described below under “Employment Agreements.” Those performance bonuses have not been earned. We do pay a commission if employees are directly responsible for us receiving an order and in those few cases commissions were paid after the Company was paid by the customer. As our business develops we will continually review the possibility of establishing incentive compensation plans based on performance for some or all employees. Grants of stock options have been made in the discretion of the Board of Directors as a general incentive plan for almost all employees.

The table below sets forth, for the fiscal years ended December 31, 2009 and 2008, the compensation earned by each person acting as our Chief Executive Officer and our other most highly compensated executive officers whose total annual compensation exceeded $100,000 in 2009 (together, the “Named Executive Officers”). Except as provided below, none of our executive officers received annual compensation in excess of $100,000 during 2009.

Summary Compensation Table

				Stock	Option
	Year	Salary	Bonus	Awards	Awards	Other	Total

Ezra Green	2009	$240,385		$210,000	$895,262	$4,860(1)	$1,350,507
CEO and Chairman	2008	$244,231			$907,510		$1,151,741

Thomas J. Oliveri	2009	$196,923			$349,750		$546,673
President and COO (2)	2008	$143,223			$410,881		$554,104

Arthur L. Goldberg	2009	$200,962			$372,034		$572,996
Chief Financial Officer,	2008	$184,923			$428,727		$613,650
Vice President, Secretary
and Treasurer (3)

(1) Other compensation consists of the non-business portion of auto related expenses paid by the Company.

(2) Mr. Oliveri's employment as our President and Chief Operating Officer commenced on April 14, 2008.

(3) Mr. Goldberg's employment as our Chief Financial Officer commenced on January 21. 2008. He has also served as our Secretary and Treasurer since May 16, 2008 and a Vice President since August 24, 2009.

Employment Agreements

We have entered into employment agreements with Ezra J. Green to serve as our Chief Executive Officer and Chairman, with Thomas J. Oliveri to serve as our President and Chief Operating Officer and with Arthur L. Goldberg to serve as our Chief Financial Officer. These agreements were entered into in December 2007, March 2008 and January 2008, respectively, and were all amended and restated in November 2008. The initial terms of the amended and restated agreements (the “Agreements”) are three years, with automatic one-year renewals following this three-year period in the absence of a notice of non-renewal as provided for in the Agreements. Pursuant to the Agreements Messrs. Green, Oliveri and Goldberg are to receive minimum annual base salaries of $250,000, $200,000 and $200,000, respectively, for the first three years, and then an agreed upon salary (of not less than the amount specified above) for each future year of employment. Each of Messrs. Green, Oliveri and Goldberg were entitled to an annual bonus of $50,000 for the twelve months ended March 31, 2009 if we recorded gross revenues in excess of $5,000,000 during such period (which we did not) and an annual bonus of $75,000 if we recorded gross revenues in excess of $10,000,000 during the twelve months ended March 31, 2010 (which we will not). If any of such executives’ employment is terminated without cause or if any resign for good reason (as defined in their employment agreements), then we will be obligated to pay the terminated executive, as severance, his then current annual base salary and annual bonuses (as such is defined within the Agreements) for the remainder of the term. The three Agreements have provisions regarding non-disclosure of confidential information, non-solicitation and non-competition. On March 17, 2009 the Board granted Mr. Green a bonus award of three million shares of common stock of the Company.

Grants of Plan-Based Awards

The following sets forth information regarding stock option awards to our named executive officers under our stock option plans for the year ended December 31, 2009 as follows:

Our Board of Directors has granted options to purchase our common stock under our 2007, 2008 and 2009 Equity Incentive Plans: to Mr. Green to purchase 250,000 shares on February 6, 2008 at $1.694 per share, 200,000 shares on March 31, 2008 at $1.32 per shares and 400,000 shares on July 28, 2008 at $1.001 per share (each of these options were cancelled on July 29, 2009), 425,000 shares on November 12, 2008 at $0.352 per share, 500,000 shares on March 17, 2009 at $.132 per share, and 850,000 shares on July 29, 2009 at $.09 per share; to Mr. Oliveri to purchase 225,000 shares on April 14, 2008 at $1.52 per share and 75,000 shares on July 28, 2008 at $.91 per share (each of these options were cancelled on July 29, 2009), 187,500 shares on November 12, 2008 at $.32 per share, 512,500 shares on March 17, 2009 at $.12 per share, 300,000 shares on July 29, 2009 at $.09 per share and 400,000 shares on January 19, 2010 at $.17 per share; and to Mr. Goldberg to purchase 150,000 shares on February 6, 2008 at $1.54 per share, 100,000 shares on March 31, 2008 at $1.20 per share, 50,000 shares on May 1, 2008 at $1.30 per share and 25,000 shares on July 28, 2008 at $.91 per share (each of these options were cancelled on July 29, 2009), 162,500 shares on November 12, 2008 at $.32 per share, 512,500 shares on March 17, 2009 at $.12 per share, 325,000 shares on July 29, 2009 at $.09 per share and 400,000 shares on January 19, 2010 at $.17 per share.

All options granted on November 12, 2008 vest in three equal installments on the first three anniversaries of the grant date. The options granted on March 17, 2009 vest in three installments, 25% each at six and twelve months after date of grant and the balance 18 months from date of grant. The options granted on July 29, 2009 vested in full on grant and the options granted on January 19, 2010 vest one half six months from date of grant and in full one year from date of grant. The options granted to Mr. Green on November 12, 2008 and March 17, 2009, expire five years after grant and the exercise prices are 110% of the fair market value on the date of grant. The other options granted to Mr. Green, and the options granted to Messrs. Oliveri and Goldberg expire ten years after the grant date and the exercise prices are 100% of the fair market value on the date of grant.

In addition, on January 19, 2010 the Board of Directors granted Messrs. Green, Oliveri and Goldberg 1,200,000 shares, 10,000 shares and 25,000 shares, respectively, of our class B preferred stock each share of which is convertible into ten shares of our common stock.

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

Director Compensation Arrangements

The following sets forth with respect to the named directors, compensation information inclusive of equity awards and payments made in the year ended December 31, 2009. The following includes only directors that were not employees of the Company. Any director who was also an executive officer is included in the Summary Compensation Table.

On May 1, 2008 the Board of Directors adopted the Clear Skies Solar, Inc. 2008 Non-Employee Director Compensation Plan, as amended on November 12, 2008, pursuant to which options to purchase up to one million shares of common stock may be granted to non-employee Directors of the Company. All options must be at the fair market value on the date of grant and expire no later than ten years from the date of grant. Such options, which are non-qualified stock options under the Internal Revenue Code, to purchase 90,000 shares at $1.30 per share each were granted to Dr. Newman and Dr. Stevenson on May 1, 2008 (these options were cancelled on July 29, 2009). Options were granted to each of them to purchase 90,000 shares at $0.2725 per share on November 12, 2008, 220,000 shares at $.12 on March 16, 2009, 90,000 shares at $.13 on July 29, 2009, 100,000 shares on January 19, 2010 at $.17 per share. All options granted on November 12, 2008 vest in three equal installments on the first three anniversaries of the grant date. The options granted on March 17, 2009 vest in three installments, 25% each at six and twelve months after date of grant and the balance 18 months from date of grant. The options granted on July 29, 2009 vested in full on grant and the options granted on January 19, 2020 vest one half six months from date of grant and in full one year from date of grant. In addition, this Plan provides for the payment of $750 to each non-employee director for attending in person each meeting of the Board or any committee thereof and $500 if such attendance is via conference telephone. We also reimburse our Directors for reasonable expenses incurred in connection with their services as Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information as of March 23, 2010 regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) each executive officer; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o Clear Skies Solar, Inc., 200 Old Country Road, Suite 610, Mineola, New York 11501-4241.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1)
5% Stockholders:
KHG Trust 672 Dogwood Ave., Ste 106 Franklin Square, NY 11010	7,122,807		9.0%
Directors and Named Executive Officers:
Ezra J. Green	13,241,667	(2)	14.3%
Arthur L. Goldberg	1,774,145	(3)	2.2%
Pamela Newman	252,218	(4)	*
Thomas J. Oliveri	718,750	(5)	*
Gelvin Stevenson	330,035	(6)	*
All directors and executive officers as a group (8 persons)	17,799,312	(2)(3)(4)(5)(6)	18.4%

__________________________________

* Less than 1%.

(1)

Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of February 22, 2010 . Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person. As of March 23, 2010, there were 79,373,427 shares of our common stock outstanding.

(2)

Includes shares of our common stock issuable upon exercise of options that are vested or exercisable within 60 days in amounts and at exercise prices as follows: 141,667 shares at $.352, 250,000 shares at $.132 and 850,000 shares at $0.09. Does not include certain shares of our common stock issuable upon exercise of options that will not vest within 60 days with amounts and at exercise prices as follows: 250,000 shares at $.132, and 283,333 shares at $.352. Also includes 12,000,000 shares which could be acquired on conversion of 1,200,000 shares of class B preferred stock.

(3)

Includes 389,365 shares issuable upon conversion of outstanding convertible promissory notes and 389,365 shares issuable upon exercise of outstanding warrants. Also includes various shares of our common stock issuable upon exercise of options that are vested or exercisable within 60 days in amounts and at exercise prices as follows: 256,250 shares at $.12, 54,167 shares at $.32 and 325,000 shares at $.09. Does not include certain shares of our common stock issuable upon exercise of options that will not vest within 60 days with amounts and at exercise prices as follows: 108,333 shares at $.32 and 256,250 shares at $.12. Also includes 250,000 shares which could be acquired on conversion of 25,000 shares of class B preferred stock.

(4)

Includes 90,000 shares of our common stock issuable upon exercise of options that are exercisable within 60 days at an exercise price of $.13, 30,000 shares at $.2725 and 55,000 shares at $.12. Does not include certain shares of our common stock issuable upon exercise of options that will not vest within 60 days with amounts and at exercise prices as follows: 60,000 shares at $.2725 and 165,000 shares at $.12.

(5)

Includes 300,000 shares of our common stock issuable upon exercise of options that are exercisable within 60 days at an exercise price of $.09, 62,500 shares at $.32 and 256,250 shares at $.12. Does not include certain shares of our common stock issuable upon exercise of options that will not vest within 60 days with amounts and at exercise prices as follows: 125,000 shares at $.32 and 256,250 shares at $.12. Also includes 100,000 shares which could be acquired on conversion of 10,000 shares of class B preferred stock.

(6)

Includes 90,000 shares of our common stock issuable upon exercise of options that are exercisable within 60 days at an exercise price of $.13 per share, 30,000 shares at $.2725 and 55,000 shares at $.12. Does not include certain shares of our common stock issuable upon exercise of options that will not vest within 60 days with amounts and at exercise prices as follows: 60,000 shares at $.2725 and 165,000 shares at $.12.

Equity Compensation Plan Information

Equity Incentive Plans

We have adopted the Clear Skies Holdings, Inc. 2007, 2008 and 2009 Equity Incentive Plans, pursuant to each 2,500,000 shares of our common stock are reserved for issuance as awards to employees, directors, consultants, and other service providers. The term of the 2007 Plan is ten years from December 19, 2007, the term of the 2008 Plan is ten years from July 28, 2008 and the term of 2009 Plan is ten years from March 17, 2009, their effective dates. Options under all Plans were granted in 2008 and 2009. As of March 23, 2010, the Board of Directors has granted options to eleven of our employees to purchase a total of 7,040,000 shares of our common stock with a weighted-average exercise price of $.16 per share.

The purpose of our Plans is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. The Plan permits the grant of the following types of incentive awards:

•

Incentive stock options;

•

Non-qualified stock options; and

•

Restricted Stock.

The Plans are administered by our Board of Directors or a committee of the Board of Directors consisting of at least two directors who qualify as “independent directors” under the rules of the NASDAQ Stock Market, “non-employee directors” under Rule 16b-3 of the Exchange Act, as amended, and as “outside directors” under Section 162(m) of the Internal Revenue Code of 1986, as amended. Our board of directors has not yet appointed a committee meeting the above qualifications.

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

We have also adopted the 2008 Non-Employee Directors Compensation Plan pursuant to which one million shares of our common stock are reserved for issuance. The term of this Plan is ten years from May 1, 2008, its effective dates. As of March 23, 2010, the Board of Directors has granted options to two current non-employee directors to purchase a total of 1,000,000 shares of our common stock with a weighted-average exercise price of $.16 per share.

The Plan provides for an automatic grant of an option to purchase 90,000 shares of our common stock upon a non-employee first being elected a Director of the Company, or being an incumbent upon adoption of the Plan. Options vest one third on each of the first three anniversary dates of the grant of the option unless otherwise determined by the Board.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related parties can include any of our directors or executive officers, certain of our stockholders and their immediate family members. Each year, we prepare and require our directors and executive officers to complete Director and Officer Questionnaires identifying any transactions with us in which the officer or director or their family members have an interest. This helps us identify potential conflicts of interest. A conflict of interest occurs when an individual’s private interest interferes, or appears to interfere, in any way with the interests of the company as a whole. Our code of ethics requires all directors, officers and employees who may have a potential or apparent conflict of interest to immediately notify our Chief Executive Officer or Chief Financial Officer who will refer, if necessary, the matter to the Board of Directors for approval.

Several of our officers and directors, or their affiliates, have from time to time extended loans to Clear Skies Group, Inc. or agreed to defer compensation payable to them in order to fund our operating expenses. In this regard Ezra Green agreed to the deferral of $73,259 of his compensation, of which $69,366 remained unpaid as of December 31, 2007. During the year ended December 31, 2009 Mr. Green’s deferred compensation had been paid in full. In addition, Mr. Green had advanced $30,275 to us in 2006 and an additional $70,037 to us in 2007. This related party transaction was repaid in full during 2008. Such loans and other arrangements were interest free and had not been memorialized by written promissory notes.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate annual audit fee billed by Davis Accounting Group, P.C. for the audit of our annual financial statements for the fiscal year ended December 31, 2008 was $25,000. We have retained J. H. Cohn LLP as independent registered public accounting firm for the fiscal year ended December 31, 2009 at a proposed fee of $27,000. As of March 15, 2010, we have paid $15,000 of the fees related to the audit for the year ended December 31, 2009. We expect to pay the remaining $12,000 before April 15, 2010.

Audit-Related Fees

There were no fees billed for other audit related services by Davis Accounting Group, P.C. or by J. H. Cohn LLP.

All Other Fees

There were no fees billed for professional services rendered by Davis Accounting Group, P.C. for services other than those described above, for the fiscal year ended December 31, 2008 except for $4,000 for the preparation of all tax returns for that fiscal year. This arrangement was separately approved by our Board of Directors. There were no fees billed for professional services rendered by J. H. Cohn LLP for the fiscal year ended December 31, 2009 but it is anticipated that J. H. Cohn LLP will prepare our 2009 tax returns for a fee of $7,500, subject to this arrangement being approved by our Board of Directors.

Item 15. Exhibits.

Exhibit No.		Description
2.1		Agreement of Merger and Plan of Reorganization, dated as of December 19, 2007, by and among Clear Skies Holdings, Inc., Clear Skies Group, Inc. and Clear Skies Acquisition Corp. (2)
2.2		Certificate of Merger, merging Clear Skies Acquisition Corp. with and into Clear Skies Group, Inc., filed with the Secretary of State of the State of Delaware on December 19, 2007 (2)
2.3		Certificate of Merger, merging Clear Skies Acquisition Corp. with and into Clear Skies Group, Inc., filed with the Department of State of the State of New York on December 20, 2007 (2)
3.1	(i)	Certificate of Incorporation (1)
3.1	(ii)	Certificate of Amendment to Certificate of Incorporation (3)
3.1	(iii)	Certificate of Designation of Series A Preferred Stock (17)
3.2		By-laws (1)
10.1		Form of Subscription Agreement (2)
10.2		Form of Placement Warrant (2)
10.3		Form of Registration Rights Agreement (2)
10.4		Form of Lock-Up Agreement (2)
10.5		Placement Agent Agreement, dated November 14, 2007, between Clear Skies Group, Inc. and Westminster Securities Corporation (2)
10.6		Form of Directors and Officers Indemnification Agreement (2)
10.7		Employment Agreement, dated December 20, 2007, by and between Clear Skies Holdings, Inc. and Ezra J. Green (2)
10.8		Amended and Restated Executive Employment Agreement, dated November 12, 2008 by and between Clear Skies Solar, Inc. and Ezra J. Green (11)
10.9		Employment Agreement, dated December 20, 2007, by and between Clear Skies Holdings, Inc. and Robert Parker (2)
10.10		Clear Skies Holdings, Inc. 2007 Equity Incentive Plan (2)
10.11		Form of 2007 Incentive Stock Option Agreement (2)
10.12		Form of 2007 Non-Qualified Stock Option Agreement (2)
10.13		Clear Skies Solar, Inc. 2008 Equity Incentive Plan (9)
10.14		Form of 2008 Incentive Stock Option Agreement (11)
10.15		Form of 2008 Non-Qualified Stock Option Agreement (11)
10.16		Agreement of Conveyance, Transfer and Assignment of Assets and Assumptions of Obligations, dated as of December 20, 2007, between Clear Skies Holdings, Inc. and BIP Holdings, Inc. (2)
10.17		Stock Purchase Agreement, dated as of December 20, 2007 among Clear Skies Holdings, Inc., Bobby Stanley and Joseph I. Lewis (2)
10.18		Settlement Agreement and Mutual Release among Alpha Energy, Clear Skies Group, Inc. and Quixotic Systems, Inc., dated as of August 30, 2007 (2)
10.19		Indemnity and Guaranty Agreement, dated as of August 25, 2007, by Ezra Green and Clear Skies Group, Inc., jointly and severally, in favor of Quixotic Systems, Inc. (2)
10.20		Form of Note Purchase Agreement, dated as of November 7, 2007, between Clear Skies Group, Inc. and each purchaser of 8% Promissory Notes of Clear Skies Group, Inc. (2)

Exhibit No.		Description

10.21		Form of 8% Promissory Notes of Clear Skies Group, Inc., dated November 7, 2007 (2)
10.22		Settlement Agreement and Release, dated as of November 8, 2007, among Clear Skies Group, Inc., Sustainable Profitability Group, Inc. and Mayur Subbarao (2)
10.23		Resignation Letter from Bobby Stanley, dated December 20, 2007 (2)
10.24		Employment Agreement, dated December 31, 2007, by and between Clear Skies Holdings, Inc. and Arthur L. Goldberg (4)
10.25		Amended and Restated Executive Employment Agreement, dated November 12, 2008 by and between Clear Skies Solar, Inc. and Arthur L. Goldberg (11)
10.26		Summary sheet of amendment, dated February 6, 2008, to the terms of Employment Agreement, dated December 20, 2007, by and between Clear Skies Holdings, Inc. and Ezra J. Green (4)
10.27		Employment Agreement, dated March 19 2008, by and between Clear Skies Solar, Inc. and Thomas Oliveri (5)
10.28		Amended and Restated Executive Employment Agreement, dated November 12, 2008 by and between Clear Skies Solar, Inc. and Thomas Oliveri (11)
10.29		Letter Agreement, dated October 7, 2007, between Clear Skies Group, Inc. and Avalanche Strategic Communications (6)
10.30		Client Service Agreement, dated as of November 28, 2007, between Clear Skies Group, Inc. and PR Financial Marketing LLC (7)
10.31		Clear Skies Solar, Inc. 2008 Non-Employee Director Compensation Plan (6)
10.32		Amendment Number One to the Clear Skies Solar, Inc. 2008 Non-Employee Directors Compensation Plan (11)
10.33		Form of 2008 Non-Employee Director Compensation Plan Non-Qualified Stock Option Agreement (11)
10.34		Lease of new office space dated May30, 2008 (8)
10.35		Consulting Services Agreement, dated as of April 30, 2009 between the Company and Ice Cold Stocks (10)
10.36		Consulting Agreement, dated as of May 8, 2009, between the Company and Barry Honig (10)
10.37		Amendment to Consulting Agreement, dated as of May 8, 2009, between the Company and Barry Honig (10)
10.38		Subscription Agreement, dated as of May 8, 2009, by and among the Company and the subscribers listed therein (10)
10.39		Form of Convertible Promissory Note (10)
10.40		Form of Warrant to Purchase Common Stock (10)
10.41		Security Agreement, dated as of May 8, 2009, by and among the Company and the signatories thereon (10)
10.42		Form of Warrant issued to Kim Davis, Nominee of Ice Cold Stocks (11)
10.43		Subscription Agreement, dated as of July 28, 2009, by and among the Company and the subscribers listed therein (12)
10.44		Form of Convertible Promissory Note (12)
10.45		Form of Warrant to Purchase Common Stock (12)
10.46		Subscription Agreement, dated as of September 16, 2009, by and among the Company and the subscribers listed therein (13)
10.47		Form of Convertible Promissory Note (13)
10.48		Form of Warrant to Purchase Common Stock (13)
10.49		Subscription Agreement, dated as of October 14, 2009, by and among the Company and the subscribers listed therein (14)
10.50		Letter Agreement dated as of October 29, 2009 between the Company and the signatories thereto (15)
10.51		Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of November 13, 2009, by and between Clear Skies Solar, Inc. and Carbon 612 Corporation (16)
10.52		Securities Purchase Agreement, dated as of November 13, 2009, by and among Carbon 612 Corporation and the subscribers listed therein (16)
10.53		Form of Warrant to Purchase Common Stock (16)
10.54		Certificate of Designation of Series A Preferred Stock (17)
10.55		Form of Consulting Agreement requiring the issuance of Common Stock (17)
10.56		Form of Consulting Agreement requiring the issuance of Preferred Stock (17)
10.57		Form of IR Agreement (17)
14		Code of Ethics and Business Conduct adopted July 28, 2008 (11)
21.1		List of Subsidiaries (11)
31.1	*	Section 302 Certification of Principal Executive Officer
31.2	*	Section 302 Certification of Principal Financial Officer
32.1	*	Section 906 Certification of Principal Executive Officer
32.2	*	Section 906 Certification of Principal Financial Officer

* Filed herewith.

(1)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on December 19, 2007.

(2)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on December 26, 2007.

(3)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on January 30, 2008.

(4)	Incorporated herein by reference to the copy of such document included as an exhibit to our Registration Statement on Form S-1 filed on March 27, 2008.
(5)	Incorporated herein by reference to the copy of such document included as an exhibit to our Annual Report on Form 10-KSB filed on March 31, 2008.

(6)	Incorporated herein by reference to the copy of such document included as an exhibit to Amendment No. 1 to our Registration Statement on Form S-1 filed on May 23, 2008.

(7)	Incorporated herein by reference to the copy of such document included as an exhibit to Amendment No. 3 to our Registration Statement on Form S-1 filed on July 15, 2008.

(8)	Incorporated herein by reference to the copy of such document included as an exhibit to Amendment No. 2 to our Registration Statement on Form S-1 filed on June 24, 2008.

(9)	Incorporated herein by reference to the copy of such document included as an exhibit to our form 10-Q for the three months ended June 30, 2008 filed on August 12, 2008.

(10)	Incorporated herein by reference to the copy of such document included as an exhibit to our form 8-K filed on May 13, 2009.

(11)	Incorporated herein by reference to the copy of such document included as an exhibit to our Annual Report on Form 10-K filed on May 15, 2009.

(12)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on August 3, 2009.

(13)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on September 21, 2009.

(14)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on October 20, 2009.

(15)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on November 3, 2009.

(16)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on November 19, 2009.

(17)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on December 14, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAR SKIES SOLAR, INC.

Date: March 31, 2010	By:	/s/ Ezra J. Green Ezra J. Green
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/ Ezra J. Green Ezra J. Green	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 31, 2010

/s/ Arthur L. Goldberg Arthur L. Goldberg	Chief Financial Officer, Vice President, Secretary and Treasure (Principal Financial Officer and Principal Accounting Officer)	March 31, 2010

/s/ Gelvin Stevenson Gelvin Stevenson, PhD	Director	March 31, 2010

/s/ Pamela J. Newman Pamela J. Newman, PhD	Director	March 31, 2010

CLEAR SKIES SOLAR, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Clear Skies Solar, Inc.

We have audited the accompanying consolidated balance sheet of Clear Skies Solar, Inc. and Subsidiaries as of December 31, 2009, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clear Skies Solar, Inc. and Subsidiaries as of December 31, 2009, and their results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has suffered recurring losses from operations, negative cash flows from operating activities and has limited resources or revenues to cover its operating costs. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 4. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ J.H. Cohn LLP

Jericho, New York

March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC AUDITORS

The Board of Directors and Stockholders

Clear Skies Solar, Inc.:

We have audited the accompanying consolidated balance sheet of Clear Skies Solar, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a text basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clear Skies Solar, Inc. and subsidiaries as of December 31, 2008 and the results of its consolidated operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has established only limited sources of revenues to cover its operating costs. As such, it has incurred an accumulated deficit, has negative working capital, and its cash resources are insufficient to carry out its business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 4 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/s/ Davis Accounting Group P. C.

Cedar City, Utah,

May 14, 2009.

CLEAR SKIES SOLAR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2009	2008
ASSETS

Current assets
Cash	$132,325	$155,577
Accounts receivable, less allowance for doubtful accounts of $94,817 and $65,275 as of December 31, 2009 and 2008, respectively	150,000	157,225
Inventory	-	11,113
Prepaid expenses and deferred financing costs	124,560	195,273

Total current assets	406,885	519,188

Property and equipment, net	128,449	192,653
Security deposit	113,634	113,634
Other assets	60,519	44,801

	$709,487	$870,276

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities
Accounts payable and accrued expenses	$854,942	$1,274,563
Billings in excess of costs and estimated earnings	42,553	40,332
Obligation to issue options and warrants	-	47,500
Loan payable	100,000	-
Notes payable - convertible, net of unamortized discount of $219,970	417,030	-
Embedded derivative liability	479,099	-
Estimated loss on uncompleted contracts	109,305	109,305
Payroll liabilities	81,822	31,047
Installation warranty liability	56,964	56,964

Total current liabilities	2,141,715	1,559,711

Commitments and Contingencies

Stockholders’ deficiency
Preferred stock, $.001 par value, 10,000,000 shares authorized, 400,000 and zero shares issued and outstanding on December 31, 2009 and 2008, respectively	400	-
Common stock, $.001 par value, 100,000,000 shares authorized, 70,309,375 and 31,696,066 issued and outstanding on December 31, 2009 and 2008, respectively	70,310	31,696
Additional paid-in capital	17,530,013	10,767,217
Accumulated deficit	(19,167,168)	(11,488,348)
Stockholders’ deficiency	(1,566,445)	(689,435)

Noncontrolling interest	134,217	-
Total stockholders’ deficiency	(1,432,228)	(689,435)

	$709,487	$870,276

See accompanying notes to the consolidated financial statements.

CLEAR SKIES SOLAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the years ended
	December 31,
	2009	2008

Revenues
Contract revenue	$33,395	$2,476,004
Consulting revenue	150,000	-
Sale of excess inventory	11,113	-
Subcontractor revenue		226,174
Total revenues	194,508	2,702,178

Cost of revenues	109,772	2,465,984

Gross margin	84,736	236,194

Operating expenses
Selling expenses	355,156	1,190,670
General and administrative expenses	6,074,910	5,896,309

	6,430,066	7,086,979

Loss from operations	(6,345,330)	(6,850,785)

Other Income (Expense):
Interest income	514	46,773
Interest expense	(103,374)	(14,741)
Gain on extinguishment of derivative liability	61,735	-
Amortization of debt discount expense	(1,292,740)	-

Total other income (expense)	(1,333,865)	32,032
Net loss	(7,679,195)	(6,818,753)

Net loss attributable to noncontrolling interest	(375)	-

Net loss attributable to the Company	$(7,678,820)	$(6,818,753)

Net loss per common share, basic and diluted	$(0.17)	$(0.22)

Weighted average common shares outstanding, basic and diluted	44,169,808	31,358,282

See accompanying notes to the consolidated financial statements.

CLEAR SKIES SOLAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

For the years ended December 31, 2009 and 2008

	Controlling Interest

	Common Stock		Preferred Stock		Additional		Total	Non-
	$.001 par value		$.001 par value		Paid-in	Accumulated	Controlling	Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Interest	Total

Balances, December 31, 2007	30,883,723	$ 30,883	-	$ -	$9,247,682	$ (4,669,595)	$ 4,608,970	$ -	$ 4,608,970

Shares issued to consultants for services rendered	446,072	446	-	-	527,808	-	528,254	-	528,254

Options issued to employees and directors	-	-	-	-	682,448	-	682,448	-	682,448

Shares issued on conversion of a warrant	30,280	31	-	-	14,922	-	14,953	-	14,953

Shares issued in payment of liquidated damages	187,991	188	-	-	109,505	-	109,693	-	109,693

Issuance of shares to former shareholders in connection with the December 2007 reverse merger	148,000	148	-	-	184,852	-	185,000	-	185,000

Net loss for the year ended December 31, 2008	-	-	-	-	-	(6,818,753)	(6,818,753)	-	(6,818,753)

(Continued)

CLEAR SKIES SOLAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

For the years ended December 31, 2009 and 2008

	Controlling Interest

	Common Stock		Preferred Stock		Additional		Total	Non-
	$.001 par value		$.001 par value		Paid-in	Accumulated	Controlling	Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Interest	Total

Balances, December 31, 2008	31,696,066	31,696	-	-	10,767,217	(11,488,348)	(689,435)	-	(689,435)

Shares issued to consultants for services rendered	8,450,000	8,450	400,000	400	1,756,026	-	1,764,876	-	1,764,876

Shares issued to law firms for legal and consulting services	3,088,252	3,088	-	-	329,959	-	333,047	-	333,047

Shares issued to an employee as additional compensation	3,000,000	3,000	-	-	2,392,044	-	2,395,044	-	2,395,044

Shares issued on exercise of warrants	3,878,174	3,878	-	-	95,122	-	99,000	-	99,000

Shares issued on conversion of notes and interest due	9,796,435	9,797	-	-	588,669	-	598,466	-	598,466

Shares issued in payment of interest	46,786	47	-	-	317,408	-	317,455	-	317,455

Shares issued as an incentive in connection with sales of notes and warrants and early advance of a loan	1,350,000	1,350	-	-	226,150	-	227,500	-	227,500

Private placement of common stock	8,003,662	8,004	-	-	712,325	-	720,329	-	720,329

Shares issued in return for an extension of the maturity of notes	1,000,000	1,000	-	-	345,093	-	346,093	-	346,093

Non-Controlling Interest	-	-	-	-	-	-	-	134,592	134,592

Net loss for the year ended December 31, 2009	-	-	-	-	-	(7,678,820)	(7,678,820)	(375)	(7,679,195)

Balances, December 31, 2009	70,309,375	$ 70,310	400,000	$ 400	$17,530,013	$(19,167,168)	$(1,566,445)	$ 134,217	$(1,432,228)

See accompanying notes to the consolidated financial statements.

CLEAR SKIES SOLAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the years ended
	December 31,
	2009	2008
Cash flows from operating activities
Net loss	$(7,679,195)	$(6,818,753)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	56,856	17,915
Stock based compensation	4,512,106	875,530
Amortization of debt discount	1,292,740	-
Change in fair value of embedded derivative	(61,735)	-
Liquidated damages paid in stock	-	109,505
Estimated loss on contracts	-	109,305
Bad debt expense	29,542	32,500
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities
Accounts receivable	(22,317)	(97,434)
Inventory	11,113	14,007
Costs and estimated earnings in excess of billings	-	27,641
Prepaid expenses and deferred financing costs	195,273	453,977
Other assets	(15,718)	(19,205)
Accounts payable and accrued expenses	(289,090)	1,002,663
Customer deposits	-	(5,000)
Billings in excess of costs and estimated earnings	2,221	5,325
Security deposits	-	(110,334)
Obligations to issue options and warrants	(47,500)	38,099
Payroll liabilities	50,775	(109,682)
Installation warranty liability	-	49,222
Net cash used in operating activities	(1,964,929)	(4,424,719)

Net cash flows provided by (used in) investing activities
Sales (purchases) of property and equipment	7,348	(197,276)

Cash flows from financing activities
Advances from related party	-	(104,410)
Proceeds from exercise of a warrant	99,000	15,140
Proceeds from convertible note	1,010,000	-
Financing costs paid – convertible note	(15,000)	-
Issuance of common stock	720,329	-
Proceeds from issuance of common stock in subsidiaries	120,000	-
Net cash provided by (used in) financing activities	1,934,329	(89,270)

Net decrease in cash	(23,252)	(4,711,265)
Cash, beginning of year	155,577	4,866,842
Cash, end of year	$132,325	$155,577

Supplemental disclosures of cash flow information
Cash paid for interest expense	$-	$14,741

Supplemental disclosure of noncash financing and investing activities
Common stock issued in connection with sale of debt	$507,784
Common stock issued in connection with extension of note payable	$210,000
Common stock issued in connection with accounts payable and accrued expense settlement	$107,155
Warrants issued in connection with note payable and reset provision	$370,938
Embedded derivative created in connection with the issuance of note payable	$479,099

See accompanying notes to consolidated financial statements.

CLEAR SKIES SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 AND 2008

1. Basis of presentation and nature of operations

Nature of Operations

Our wholly owned operating subsidiary, Clear Skies Group, Inc. (“CSG”) was formed in New York in September 23, 2003 for the purpose of providing turnkey solar electricity installations and renewable energy technology solutions to commercial and residential customers across the United States. CSG commenced operations in August 2005 and received its initial funding in September 2005. The Company developed proprietary and patented remote monitoring technology under the name XTRAX® with applications in the solar electricity production industry and other potential markets. In November 2009, the XTRAX® patent, patent applications, trademark and related assets and liabilities were transferred to our then wholly owned subsidiary, Carbon 612 Corporation (“C612”), which then sold common stock for $150,000 resulting in the purchasers owning approximately 35% of C612 and our owning the remaining approximate 65%.

Basis of Presentation

The consolidated financial statements include the accounts of Clear Skies Solar, Inc. and its wholly owned subsidiary Clear Skies Group, Inc. (collectively, the “Company”) and its 65.5% owned subsidiary C612. Periods prior to the date of the reverse merger reflect the financial condition and results of operations of Clear Skies Group, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

2. Business combination

On December 13, 2007, our predecessor, BIP Oil, Inc., a Nevada corporation (“BIP”) and Clear Skies Holdings, Inc., a Delaware corporation and wholly owned subsidiary of BIP (“CSKH”), entered into an Agreement and Plan of Merger. On December 18, 2007, BIP merged with and into CSKH, so that BIP and CSKH became a single corporation named Clear Skies Holdings, Inc., which exists under, and is governed by, the laws of the State of Delaware.

On December 20, 2007, Clear Skies Acquisition Corp., a newly formed wholly owned subsidiary of CSKH, was merged with and into Clear Skies Group, Inc. (the “Reverse Merger”), and Clear Skies Group, Inc., as the surviving corporation, became a wholly owned subsidiary of CSKH. After the Reverse Merger, Clear Skies Holdings, Inc. succeeded to the business of Clear Skies Group, Inc. as its sole line of business. On January 25, 2008, Clear Skies Holdings, Inc. changed its name to Clear Skies Solar, Inc.

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

3. Summary of significant accounting policies

Cash

The Company maintains cash balances which consist of demand deposits with high credit quality financial institutions. At certain times, such amounts have exceeded FDIC insurance limits. The Company has not experienced any losses on these deposits.

Accounts Receivable and Allowance for Doubtful Accounts

The Company regularly evaluates the collectibility of its accounts receivable. The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past bad debts and collections and current credit conditions. Accounts receivable are written-off as uncollectible on a case-by-case basis at the discretion of management. Accounts receivable consist of trade receivables and when applicable amounts due from state agencies for rebates on state-approved solar systems installed. No rebates from state agencies were included in accounts receivable at December 31, 2009. A total of $37,080 of rebates was included in accounts receivable at December 31, 2008.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. The Company provides for depreciation principally using the straight-line method as follows:

Asset	Useful Life

Computer equipment	3 Years
Equipment and tools	3 Years
Automobile	5 Years

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of its long-lived assets or whether the remaining balance of long-lived assets should be evaluated for impairment. The Company considered the results of operations as a triggering event and has written off the carrying values of depreciable personal property assets at December 31, 2009. In November 2009, the Company transferred a patent, patent applications, intellectual property, trademarks and related asserts and liabilities to C612.

Revenue Recognition

Revenue Recognition and Deferred Revenue: We currently have one primary revenue stream generated by our activities as a prime contractor for the design and installation of solar energy systems. We may have other revenue if we serve as a consultant to others on solar project or, as we have done in years before 2009, work as a subcontractor for others. These revenue streams have very different characteristics and payment time cycles. Therefore, we apply a different revenue recognition policy to each category.

Contract revenue: In accordance with generally accepted accounting principles in the United States (“GAAP”), we recognize revenues from contracts that we sign directly with the customer using the percentage of completion method. The percentage of completion is calculated by dividing the direct labor and other direct costs incurred by the total estimated direct costs of the project. Contract value is defined as the total value of the contract, plus the value of approved change orders. Estimates of costs to complete are reviewed periodically and modified as required. Provisions are made for the full amount of anticipated losses, on a contract-by-contract basis. These loss provisions are established in the period in which the losses are first determined. Changes in estimates are also reflected in the period they become known. We maintain all risks and rewards of billing. Regardless of the customer’s structure or industry, if we are the lead contractor, then we recognize all revenues from such customers in this manner.

Subcontractor and Consulting Revenue: Prior to 2009 we performed installation and other services as a subcontractor. We might do so again and may also perform consulting work for others. These services differ from contract revenue as we are entitled to be compensated for subcontractor or consulting work performed prior to completion of the system. We are paid for all invoiced work so long as we complete tasks satisfactorily and invoice the client for our work in a timely manner. We will book all revenues from projects where we act as subcontractor to our income statement as they are invoiced to the client if we are reasonably assured of payment.

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

Manufacturer and Installation Warranties

The Company warrants its products and services against defects in material or installation workmanship. The manufacturer’s warranty period on the solar panels and inverters used by the Company have a warranty period range of 5 — 25 years. The Company assists its customers in the event that the manufacturer’s warranty needs to be used to replace a defective panel or inverter. The Company provides a 5-year warranty on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are covered under the manufacturer’s warranty. The Company records a provision for the installation warranty, within cost of revenues — currently at 2% of contract revenue — based on historical experience and future expectations of the probable cost to be incurred in honoring its warranty commitment. The provision charged to warranty expense for the years ended December 31, 2009 and 2008 were zero and $49,000, respectively.

The following table presents the Company's warranty reserve activities:

Balance, January 1, 2008	$7,743
Additions during 2008	49,221
Balance, December 31, 2008	56,964
Activity during 2009	-
Balance, December 31, 2009	$56,964

Fair Value of Financial Instruments

The carrying values reported for cash, accounts receivable, accounts payable, accrued liabilities and debt approximate their respective fair values in the accompanying balance sheet due to the short-term maturity of these financial instruments.

Income Taxes

The Company complies with GAAP related to accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company also complies with the provisions of GAAP related to accounting for uncertainty in income taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company adopted these rules and has determined that the adoption did not have an impact on the Company’s consolidated financial position, results of operations, or cash flows.

Loss Per Share

The Company complies with GAAP related to calculation of loss per share, which has a dual presentation of basic and diluted loss per common share for all periods presented. Basic loss per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income/loss of the Company. The difference between the number of shares used to compute basic income/loss per share and diluted income/loss per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. As the Company reported a net loss for the years ended December 31, 2009 and 2008, the effects of the shares issuable upon exercise of outstanding warrants and options as of December 31, 2009 and 2008 have not been considered in the diluted net loss per common share since these dilutive securities would reduce the loss per common share and become anti-dilutive.

Convertible Notes and Warrants

We evaluate and account for conversion options embedded in convertible instruments in accordance with provisions of GAAP. This applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative as defined by GAAP relating to accounting for derivative instruments and hedging activities and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule exists when the host instrument is deemed to be conventional as that term is described under applicable GAAP. The convertible notes we issued contain adjustment (or ratchet) provisions and accordingly, we determined that the embedded feature within the convertible notes and the warrants are indexed to the Company’s common stock, but the ratchets are only applicable if the Company issues common stock or instruments convertible into common stock below the then applicable conversion or purchase price in the note or warrant. We account for convertible instruments (when we have determined that the embedded conversion options should be bifurcated from their host instruments) as follows: we record a convertible note payable and discounts to the convertible notes for the warrants. The embedded derivative is recorded separately at the grant date and fair valued on a quarterly basis. A gain (loss) on embedded derivative feature is recognized in earnings on a quarterly basis. Discounts under these arrangements are amortized over the term of the notes to their stated date of maturity.

Research and Development

Research and development costs are charged to expense as incurred.  The amounts charged to operations were $2,628 and $197,921 in 2009 and 2008, respectively.

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”), which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts. The Company also considers the EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Settled in, a Company’s Own Stock, which provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS 133. EITF 00-19 and SFAS 133 were codified into ASC Topic 815, Derivatives and Hedging and ASC Topic 718, Compensation — Stock Compensation. The adoption of these new FASB ASC Topics did not have a material effect on the Company’s consolidated financial statements.

The Company also considers EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock which was effective for the Company on January 1, 2009. EITF No. 07-5 was codified into ASC Topic 815, which provides guidance for determining whether an equity-linked financial instrument (or embedded feature) issued by an entity is indexed to the entity’s stock, and therefore, qualifying for the first part of the scope exception in paragraph 15-74 of ASC Topic 718. The Company evaluated the conversion feature embedded in its convertible notes payable based on the criteria of ASC Topic 815 to determine whether the conversion feature would be required to be bifurcated from the convertible notes and accounted for separately as derivative liabilities.

Stock Based Compensation

ASC Topic 718, Compensation — Stock Compensation (formerly SFAS 123(R)), requires the Company to measure and recognize compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.

Stock based compensation expense related to stock option grants recognized under ASC Topic 718 for the years ended December 31, 2009 and 2008 was $2.2 million and $0.9 million respectively. Stock based compensation expense is included in selling general and administrative expense on the accompanying consolidated statements of operations. See Note 10 for additional information.

ASC Topic 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.

Stock based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2009 and 2008 included compensation expense for share-based payment awards based on the grant date fair value estimated in accordance with the provisions of ASC Topic 718. The Company follows the straight-line single option method of attributing the value of stock based compensation to expense. As stock based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2009 and 2008 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company accounts for non-employee stock based compensation expense in accordance with ASC Topic 505, Equity — Based Payments to Non-Employees (formerly EITF Issue No. 96-18). The Company issued non-employee grants totaling 450,000 share options in 2009.

Recently Issued Accounting Pronouncements

In June 2009, GAAP was adopted relating to consolidation of variable interest entities, and will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under GAAP, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. This rule is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis. At this time the Company does not believe that this will have an impact on its financial results.

GAAP related to noncontrolling interests in consolidated financial statements requires reporting entities to present noncontrolling (minority) interests as equity as opposed to as a liability or mezzanine equity and provides guidance on the accounting for transactions between an entity and noncontrolling interests. These requirements are effective the first fiscal year beginning after December 15, 2008, and interim periods within that fiscal year.

Disclosure of subsequent events under GAAP establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, GAAP provides:

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

In accordance with this rule an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.

In September 2009, the FASB ratified the consensus approach reached at the Sept. 9-10 Emerging Issues Task Force (EITF) meeting on two EITF issues related to revenue recognition. The first, EITF Issue No. 08-01, Revenue Arrangements with Multiple Deliverables, which applies to multiple-deliverable revenue arrangements that are currently within the scope of FASB Accounting Standards Codification (ASC) Subtopic 605-25 and the second, EITF Issue no. 09-3, Certain Revenue Arrangements That Include Software Elements, which focuses on determining which arrangements are within the scope of the software revenue guidance in ASC Topic 985 and which are not. Both EITF issues are effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements or the Company’s future results of operations.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company uses estimates and assumptions to report its accounts receivable, derivatives and contract revenues. Actual results could differ from those estimates.

4. Operations and Going Concern

Since inception, the Company has incurred losses and negative cash flows from operations and at December 31, 2009 the Company has an accumulated deficit of approximately $19.2 million. At December 31, 2009 we had approximately $20,000 in cash, ignoring the cash balance of C612 of $112,000, a 65.5% owned subsidiary, which is not available to meet the Company’s obligations. Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities and entering into contracts for the financing and installation of solar energy systems and the resulting cash flows and revenues, we believe that we will have adequate resources to fund our operations in 2010. However, there can be no assurances that we will be successful in entering into such contracts or arranging financing on terms satisfactory to us, in which case there would be significant doubt as to our ability to continue as a going concern. All of our assets are pledged to the holders of certain convertible notes (see Note 7). Notwithstanding our sales of common stock and convertible notes and borrowings from an unrelated third party, we will need to raise additional funds to pay outstanding vendor invoices and for current operations.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced net losses of $7,679,195 and $6,818,753 for the years ended December 31, 2009 and 2008, respectively. Our working capital deficit of $1,734,830 and the losses from operations, among other factors, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and are unable to continue to obtain financing to meet our working capital requirements, we will have to sharply curtail our business or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing and, ultimately, to attain profitability. Presently, the Company is considering various alternatives, including pursuing private placement financings as well as various sales strategies to improve cash from operations, in order to provide for the future working capital needs of the Company. Should the Company not be able to fund its working capital needs through financings or increases in sales, we will be adversely affected and we will have to cease operations.

5. Property and equipment

Details of property and equipment at December 31, 2009 and 2008 are:

	2009	2008
Computer equipment	$21,476	$20,824
Equipment and tools	34,315	34,315
Automobile	17,848	25,848
Land	128,449	128,449
Software	12,781	12,781
	214,869	222,217
Accumulated depreciation	86,420	29,564
	$128,449	$192,653

For the years ended December 31, 2009 and 2008, depreciation expense amounted to approximately $57,000 and $18,000, respectively.

6. Prepaid expenses and deferred financing costs

Prepaid expenses and prepaid investor relation fees at December 31, 2009 and 2008 are as follows:

	2009	2008
Payments to public and investor relations firms	$-	$191,666
Deferred financing costs	70,761	-
Compensation for future services rendered	53,799	-
Prepaid insurance premiums	-	3,607

	$124,560	$195,273

The Company has entered into agreements with several firms to provide it with both public relations and investor relations advice and services over periods from six months to one year. These agreements call for payments in both cash and common stock and payments are being amortized over the period of each agreement.

7. Convertible notes payable, warrants and advances

Following is a summary of the original issuance of the Notes and warrants as the conversion and purchase prices have been adjusted to December 31, 2009:

					Shares	Shares
					Available	Available
Date			Face	Original	on	on	Warrant
Notes	Interest		Amount	Issue	Conversion	Exercise of	Purchase	Debt	Derivative	Conversion
Issued	Rate	Term	of Note	Discount	of Note	Warrants	Price	Discount	Liability	Feature

May 8, 2009	6%	12 months	$400,000	0	4,000,000	4,000,000	$ 0.07	$ 56,205	$110,825	Cashless unless freely salable
July 28, 2009	6%	12 months	286,000	10%	4,085,714	4,085,714	$ 0.07	163,765	361,670	Cashless unless freely salable
Sept. 16, 2009	5%	1 month	275,000	10%	3,055,556	3,055,556	$ 0.09	-	6,604	Cashless unless freely salable

	Totals		$961,000		11,141,270	11,141,270		$219,970	$479,099

Subscription Agreements

On May 8, 2009, the Company entered into a Subscription Agreement (the "May Subscription Agreement”), with three investors (the "May Subscriber"), pursuant to which the Company sold (i) secured convertible promissory notes (the “May Note”) in the original aggregate principal amount of $400,000 and (ii) warrants to purchase up to 4,000,000 shares of the Company’s common stock (the “May Warrant”). The Company received gross proceeds in the amount of $400,000 from the sale of the May Note and the May Warrant. In connection with the May Subscription Agreement, the Company paid a cash fee of $15,000 and issued 150,000 shares of restricted common stock for legal services rendered valued at $13,500.

On July 28, 2009, the Company entered into a similar Subscription Agreement (the "July Subscription Agreement"), with three investors (one of whom is the Company's Chief Financial Officer - the "CFO"), pursuant to which the Company sold for an aggregate of $260,000, (i) secured convertible promissory notes (the “July Note”) in the original aggregate principal amount of $286,000 and (ii) warrants to purchase up to 4,085,714 shares of the Company's common stock (the "July Warrant"). In connection with the sale of the July Note and July Warrant the Company issued an aggregate of 885,714 shares of its common stock for legal services rendered valued at $76,500.

On September 16, 2009, the Company entered into a Subscription Agreement (the "September Subscription Agreement"), with three investors and the CFO, pursuant to which the Company sold for aggregate of $250,000, (i) secured convertible promissory notes (the “September Note”) in the original aggregate principal amount of $275,000, (ii) warrants to purchase up to 1,718,750 shares of the Company's common stock (the "September Warrant") and (iii) 1,250,000 shares of common stock. In connection with the September Subscription Agreement, the Company issued 500,000 shares of common stock for legal and advisory services rendered valued at $85,000.

Secured Convertible Promissory Notes

May Notes:

On May 8, 2009, the Company issued secured convertible promissory notes in the aggregate amount of $400,000 to three investors. The notes bear interest at 6% per annum. Principal, plus all accrued and unpaid interest thereon, are due one year from the date of issue. All of our assets are pledged to the holders of these and other convertible notes. The notes are convertible into one share of common stock at a conversion price of $0.10 ("Conversion Price") the fair market value at the date if issuance. In addition, the May Note contains a standard anti-dilution provision and includes an additional provision that if the Company issues shares of its common stock at less than the then existing conversion price, the Conversion Price of the May Note will automatically be reduced to such lower price ("Dilutive Provision"). Also, the May Note contains limitations on conversion, including the limitation that the holder may not convert its Note to the extent that upon conversion the holder, together with its affiliates, would own in excess of 4.99% of the Company's outstanding shares of common stock (subject to an increase upon at least 61-days' notice by the Subscriber to the Company, of up to 9.99%).

As described in the May Note, the Company issued warrants with an exercise price of $0.15 per share in connection with the sale of the notes. The warrants are immediately exercisable. Until the expiration date, if the Company issues any common stock, prior to the complete exercise of the warrant, for a consideration less than the Purchase Price that would be in effect at the time of such issuance, then, and thereafter successively upon each such issuance, the Purchase Price shall be reduced to such other lower price (the "Reset Price Provision") for then outstanding warrants. The Company estimated the fair value of the warrants issued using the Black-Scholes option pricing model at $0.03 per warrant utilizing the following assumptions: expected volatility of 76.21%, risk free interest rate of 1.44%, expected term of three years and a market price of $0.09. The warrants expire three years from the date of issuance and contain a provision allowing for a cashless exercise if the underlying shares are not registered under the Securities Act of 1933. Accordingly, the Company allocated a portion of the proceeds from the note to the warrant based on the relative fair value of the notes and warrants, the relative fair value of the warrants, which amounted to $100,380, was recorded as a discount to the note and a corresponding increase to additional paid-in capital. This amount will be accreted to interest expense over the term of the note.

The Company evaluated the Dilutive Provision feature embedded in the notes to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. In performing this analysis, the Company determined that the convertible note does not meet the definition of a conventional debt instrument because it contained the Dilutive Provision, and therefore the embedded conversion feature should be bifurcated from the note, and was accounted as a freestanding derivative in accordance with ASC 815. According to ASC 815, the embedded derivatives associated with the debt instrument will be recognized as a discount to the debt instrument and the discount is being amortized over the life of the note and any excess of the derivative value over the note payable value is recognized as additional interest expense at issuance date. The embedded derivatives are revalued at each reporting period and marked to fair value with the corresponding adjustment as a “gain or loss on derivatives” in the statement of operations. During the year ended December 31, 2009, the Company recognized a derivative liability at fair value of $242,760 and a discount of $242,760 was recorded.

The Company determined that the Reset Price Provision should be evaluated as an embedded conversion feature within the warrants to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. In performing this analysis, the Company determined that Reset Price Provision does meet the characteristic of an embedded feature that is clearly and closely related to the economic characteristic and risks of the host instrument. According to ASC 815, the embedded feature associated with the warrant should not be bifurcated from the host. Upon the occurrence of the contractual price reset of the warrant, a discount to the debt instrument will be recognized and will be amortized over the life of the note. Any excess of the embedded feature over the note payable value is recognized as additional interest expense at the reset date.

Pursuant to the terms of the May Note and the May Warrant, the May Subscriber has the right, so long as the notes are not fully repaid, to convert the May Note into shares of the Company’s common stock at a Conversion Price of $0.10 per share, as may be adjusted. As of July 28, 2009, the Conversion Price and the Reset Price were both adjusted to $0.07 per share. The Company computed the fair value of the reset price using the Black-Scholes option pricing model at $0.04 per warrant utilizing the following assumptions: expected volatility of 87.69%, risk free interest rate of 1.08%, expected term of approximately three years and a market price of $0.09.

During November and December 2009, the May Subscribers converted $225,000 of their notes payable into 3,214,286 of common stock at $0.07 per share.

July Notes:

On July 28, 2009, the Company issued secured convertible promissory notes in the aggregate amount of $286,000 to two investors and the Company's CFO. The notes bear interest at 6% per annum. Principal, plus all accrued and unpaid interest thereon, are due one year from the date of issue. The notes are convertible into common stock with a conversion price of $0.07, the fair market value at date of issuance. The July Notes also contain the same anti-dilution and Dilutive Provision as the May Notes.

As described in the July Note, the Company issued warrants with an exercise price of $0.07 per share in connection with the sale of the notes. The warrants are immediately exercisable and contain the same Reset Price Provision as the May Notes. The Company estimated the fair value of the warrants issued using the Black-Scholes option pricing model at $0.05 per warrant utilizing the following assumptions: expected volatility of 76.72%, risk free interest rate of 1.66%, expected term of three years and a market price of $0.09. The warrants expire three years from the date of issuance and contain a provision allowing for a cashless exercise if the underlying shares are not registered under the Security Act of 1933. Accordingly, the Company allocated a portion of the proceeds from the note to the warrant based on the relative fair value of the note and warrants, the relative fair value of the warrants, which amounted to $109,815, was recorded as a discount to the note and a corresponding increase to additional paid-in capital. This amount will be accreted to interest expense over the contractual term of the note.

The Company evaluated and accounted for the Dilutive Provision the same as the May Notes and accordingly recorded, at the date of issuance a derivative liability at fair value of $252,045. Also, $150,185 was recorded as a discount and $101,860 was recognized immediately in the consolidated statement of operations as interest expense.

September Notes:

On September 16, 2009, the Company issued secured convertible promissory notes in the aggregate amount of $275,000 to three investors and the Company's CFO. The notes bear interest at 5% per annum. Principal, plus all accrued and unpaid interest thereon, are due 45 days from the date of issue. The notes are convertible into common stock with a conversion price of $0.16, the fair market value at date of issuance. The September Notes contain the same anti-dilution and Dilutive Provision as the May Notes.

As described in the September Note, the Company issued common stock and warrants in connection with the sale of the notes. The warrants are immediately exercisable. Until the expiration date, if the Company issues any common stock, prior to the complete exercise of the warrant for a consideration less than the Purchase Price that would be in effect at the time of such issuance, then, and thereafter successively upon each such issuance, the Purchase Price shall be reduced to such other lower price (the "Reset Price Provision") for then outstanding warrants. Upon any reduction of the Purchase Price, the number of shares of Common Stock that the Holder of this Warrant shall thereafter, on the exercise hereof, be entitled to receive shall be adjusted to a number determined by multiplying the number of shares of Common Stock that would be issuable on such exercise by a fraction of which (a) the numerator is the Purchase Price that would otherwise be in effect, and (b) the denominator is the Purchase Price in effect on the date of such exercise. The Company estimated the fair value of the warrants issued using the Black-Scholes option pricing model at $0.09 per warrant utilizing the following assumptions: expected volatility of 77.45%, risk free interest rate of 1.55%, expected term of three years and a market price of $0.17. The warrants expire three years from the date of issuance and contain a provision allowing for a cashless exercise if the underlying shares are not registered under the Securities Act of 1933. Accordingly, the Company allocated a portion of the proceeds from the note to the common stock and warrant based on the relative fair value of the note, common stock and warrants. The relative fair value of the common stock and warrants, which amounted to $82,916 and $59,781, respectively, was recorded as a discount to the note and a corresponding increase to additional paid-in capital. This amount will be accreted to interest expense over the contracted term of the note.

The Company evaluated and accounted for the Dilutive Provision the same as the May Notes and accordingly recorded, during the year ended December 31, 2009, a derivative liability at fair value of $46,029 and a discount of $46,029.

The Company determined that the Reset Price Provision should be evaluated as an embedded conversion feature within the warrants. In performing this analysis, the Company determined that the Reset Price Provision meets the scope exception as it is indexed to the company's stock in accordance with ASC 815. Accordingly, the Reset Price Provision associated with the warrant should not be bifurcated from the host. Upon the occurrence of the contractual price reset of the warrant a discount to the debt instrument will be recognized and the discount will be amortized over the life of the note. Any excess of the derivative value over the note payable value is recognized as additional interest expense at the reset date.

At October 14, 2009, the Reset Price Provision was adjusted to $0.09 per share. The Company computed the fair value of the reset price using the Black-Scholes option pricing model at $0.15 per warrant utilizing the following assumptions: expected volatility of 85.43%, risk free interest rate of 0.91%, expected term of approximately three years and a market price of $0.24. Accordingly, the Company recorded an additional discount of $61,274 and $249,162 was recognized immediately in the consolidated statement of operations as interest expense.

During December, one September Subscriber converted $99,000 of his note payable into 1,100,000 of common stock, at $0.09 per share.

In October 2009 the due date of the September Note was extended from October 31, 2009 to January 31, 2010. As consideration to the note holders the Company issued 1,000,000 shares of its common stock, valued at $210,000. This amount was expensed on the day of issuance to interest expense.

On December 14, 2009 the Company received an interest free advance of $100,000 from an investor and issued in return 100,000 shares of its Common Stock valued at the then market price of $.15 per share. The value of the Common Stock was charged to operations on the date of issue. The $100,000 was later included in the financing that closed on January 6, 2010. See Subsequent Events – Note 15 for a description of that transaction.

Accrued interest expense related to the notes payable amounted to $25,331 at December 31, 2009.

The Company's convertible note and advance balances are shown below:

December 31, 2009
May 2009 Convertible Note	$175,000
July 2009 Convertible Note	286,000
September 2009 Convertible Note	176,000
637,000
Debt discount	(219,970)
Current portion of convertible notes payable
and advances, and accrued interest	$417,030

Deferred Financing Costs

Deferred financing costs represent costs incurred in connection with the issuance of the convertible notes payable. Deferred financing costs are being amortized over the term of the financing instrument on a straight-line basis, which approximates the effective interest method. During the year ended December 31, 2009, the Company capitalized deferred financing costs of $400,000. During the years ended December 31, 2009 and 2008, the Company amortized deferred financing costs of $275,440 and $0, respectively to interest expense.

Embedded Derivative Liabilities are as follows:

Issuance of convertible notes	$540,834
Conversion of notes	(146,204)
Change in fair value included in other income	84,469
Balance at December 31, 2009	$479,099

8. Stock based compensation and common stock issued and agreed to be issued

Upon commencement of operations, the Company entered into multiple agreements in which the Company received consulting and other services in exchange for the Company’s common stock or options to purchase the Company’s common stock. The Company complies with GAAP and records compensation expense for the fair value of these services over the periods in which they are provided.

9. Related party transactions

Several of the Company’s officers and directors, or their affiliates, have from time to time extended loans to the Company or agreed to defer compensation payable to them in order to fund the Company’s operating expenses. In this regard Ezra Green, our Chairman and Chief Executive Officer, agreed to the deferral of $73,259 of his compensation. Mr. Green’s deferred compensation had been repaid in full during the year ended December 31, 2008. In addition, Arthur Goldberg, our Vice President and Chief Financial Officer, was a purchaser of $11,000 face amount of the notes payable maturing on July 28, 2010, and July 31, 2010, as well as the notes sold on January 6, 2010. He also received warrants expiring three years from issue to purchase shares of our common stock proportionately to the other purchasers of notes.

10. Stock Options, Warrants and Convertible Preferred Stock

The Company uses the Black-Scholes option pricing model to measure the fair value of its option awards. The Black-Scholes model requires the input of highly subjective assumptions including volatility, expected term, risk-free interest rate and dividend yield. As to options that were granted to non-employee consultants the resulting fair value is recorded as consulting expense on a straight-line basis over the period of service of the consultants. As of December 31, 2009, there was $422,975 of total unrecognized compensation costs related to non-vested stock based compensation that is expected to be recognized over a weighted average period of 1.1 years.

In December 2007 the Company’s shareholders approved its 2007 Equity Incentive Plan which provides for the granting of options to both employees and non-employees to purchase up to 2,500,000 shares of the Company’s common stock. The Plan is administered by the Company’s Board of Directors or a committee appointed by the Board. A total of 2,450,000 options were outstanding under this Plan as of December 31, 2009.

The Board of Directors approved our 2008 Equity Incentive Plan in July 2008 which also provides for the granting of options to both employees and non-employees to purchase up to 2,500,000 shares of the Company’s common stock. A total of 2,500,000 options were outstanding under this Plan as of December 31, 2009.

The Board of Directors approved our 2009 Equity Incentive Plan in March 2009 which also provides for the granting of options to both employees and non-employees to purchase up to 2,500,000 shares of the Company’s common stock. A total of 1,200,000 options were outstanding under this Plan as of December 31, 2009.

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of	Price per	Term	Intrinsic
	Options	Option	(Years)	Value
Employees:
Outstanding, January 1, 2008	—
Granted - February 6, 2008	1,045,000	$1.59	6.68
Granted - March 31, 2008	500,000	$1.25	6.15
Granted - April 14,2008	225,000	$1.52	8.50
Granted - May 1, 2008	50,000	$1.30	8.58
Granted - July 28, 2008	510,000	$0.98	4.91
Granted - November 12, 2008	1,065,000	$0.33	6.84
Cancelled	(365,000)
Non-employees:
Granted - April 2, 2008	100,000	$1.50	1.25
Granted - June 20, 2008	50,000	$1.21	0.50
Outstanding, December 31, 2008	3,180,000
Employees:
Granted - March 17, 2009	2,555,000	$0.12	8.02	$18,333
Granted - July 29, 2009	1,955,000	$0.09	9.75	$117,300
Granted - October 27, 2009	150,000	$0.20	9.58
Cancelled	(1,990,000)
Non-employees:
Granted - March 17, 2009	350,000	$0.12	9.00	$9,375
Granted - April 14, 2009	100,000	$0.12	8.92	$750
Cancelled	(150,000)
Outstanding, December 31, 2009	6,150,000

Of the above, 3,327,919 options are vested and 2,822,081 are not vested as of December 31, 2009. The vested options have a weighted average exercise price of $.13 and a weighted average contractual term of 9.6 years and the non-vested options have a weighted average exercise price of $.18 and a weighted average contractual term of 8.8 years.

The following table summarizes additional information about stock options granted during the calendar years noted:

	2009	2008
Risk free rate	2.00-2.64%	2.37-3.64%
Stock price volatility	121%	121%
Dividend yield	0	0
Term	4.5-6.0 Years	4.5-6.0 Years

On May 1, 2008 the Board of Directors approved the 2008 Non-Employee Directors Compensation Plan (the “Director’s Plan”). The Director’s Plan, as amended by the Board on November 12, 2008, provides for the issuance of up to 1,000,000 shares of our common stock to our non-employee directors. The Director’s Plan is administered by the Board of Directors and as of December 31, 2009 a total of 800,000 options were outstanding, as shown in the following:

	Number	Exercise	Contractual
	of	Price per	Term
Director	Options	Option	(Years)

Richard Klein
Granted - 5-1-08	90,000	$ 1.30	10
- 11-12/08	90,000	$ 0.2725	10

Pamela Newman
Granted - 5-1-08	90,000	$ 1.30	10
- 11-12/08	90,000	$ 0.2725	10

Gelvin Stevenson
Granted - 5-1-08	90,000	$ 1.30	10
- 11-12/08	90,000	$ 0.2725	10

Total	540,000

Pamela Newman
Granted - 3-17-09	220,000	$ 0.12	10
- 7-29-09	90,000	$ 0.13	10

Gelvin Stevenson
Granted - 3-17-09	220,000	$ 0.12	10
- 7-29-09	90,000	$ 0.13	10

Cancelled	(360,000)

Total	800,000

Warrant Activity from inception through December 31, 2009 was as follows:
Date Warrants Issued	Original Purchase Price Per Share	Original Number of Shares that Could be Purchased	Reset Price Per Share	Reset Number of Shares that Could be Purchased	Shares Actually Purchased	Shares Available to be Purchased as of December 31, 2009	Expiration Date of Warrant
12/20/07	$0.50	1,232,401			30,280	1,202,121	12/20/10
2/23/09	$0.18	125,000				125,000	2/23/14
4/29/09	$0.16	312,500				312,500	4/29/14
5/5/09	$0.14	650,000				650,000	5/5/14
5/8/09	$0.15	4,000,000	$0.07	4,000,000	4,000,000
5/8/09	$0.25	1,000,000				1,000,000	5/6/10
7/28/09	$0.07	4,085,714			785,714	3,300,000	7/27/12
9/16/09	$0.16	1,955,556	$0.09	3,055,556	1,100,000	1,955,556	9/15/12
11/30/09	$0.15	3,000,000				3,000,000	11/30/14
Total		16,361,171				11,545,177

Only the shares underlying the warrants issued on July 28, 2009 and September 16, 2009 have been registered under the Securities Act of 1933 and certain of the other warrants contain “piggy back” registration rights, none of which have been exercised.

Preferred Stock

In December, 2009, the board of directors of the Company authorized the creation of Series A Preferred Stock (the “Series A Stock”) and the Company filed the related certificate of designations with the Secretary of State of Delaware. The Series A Stock consists of 400,000 shares, which were issued to consultants, and has the following rights and preferences:

•

no voting rights (except as required by law);

•

no liquidation preference – treated the same as the Common Stock on an as converted basis;

•

receive no dividends; and

•

each share of Series A Stock is convertible at the option of the holder into 10 shares of Common Stock, subject to certain adjustments.

11. Significant Concentration of Business and Credit Risk

The Company had three vendors that accounted for approximately 64% of materials purchased during 2008. At December 31, 2008, all amounts due to these vendors had been paid in full. There were no purchases of materials in 2009.

The Company had three customers that accounted for approximately 92% of revenues recognized during 2008 and one customer, Toshiba Corporation, that accounted for approximately 77% of total revenue in 2009. At December 31, 2009, accounts receivable included the amount owed to the Company from Toshiba Corporation of $150,000, which was paid in January 2010.

12. Contracts

The Company generates billings based on the fulfillment of milestones, which are set forth in the signed contract for each project. Milestones may include, but are not limited to, initial permits being obtained, delivery of materials, and when installation is subsequently complete.

As of December 31,	2009	2008

Costs incurred on contracts	$2,464,153	$2,381,574
Estimated earnings, less foreseeable losses	434,303	483,488
	2,898,456	2,865,062

Billings to date	(2,941,009)	(2.905,394)

Net billings in excess of costs and estimated earnings	$(42,553)	$(40,332)

13. Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2009 and 2008, were as follows (assuming a 34 percent effective tax rate):

	Years Ended December 31,
	2009	2008
Federal and State- Provision for income taxes	$-	$-
Total current tax provision	$-	$-
Federal and State- Loss carryforwards	$2,492,600	$1,568,300
Change in valuation allowance	(2,492,600)	(1,568,300)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2009 and 2008, as follows:

	As of December 31,
	2009	2008
Loss carryforwards	$5,134,800	$2,642,300
Less - Valuation allowance	(5,134,800)	(2,642,300)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the years ended December 31, 2009 and 2008, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

These NOL carryforwards are limited due to section 382 of the Internal Revenue Code. As of December 31, 2009, the Company has net operating loss (“NOL”) carryforwards of approximately $16.6 million for tax purposes which will be available to offset future income. Approximately $8.7 million of the Company’s NOL carryforward may be significantly limited under Section 382 of the Internal Revenue Code (“IRC”). NOL carryforwards are limited under Section 382 when there is a significant “ownership change” as defined in the IRC.

A reconciliation of the statutory federal income tax rate to the Company's effective tax rate for the years ended December 31, 2009 and 2008 is as follows:

Tax benefit at statutory rate	34%
State and local taxes, net of federal benefit	5
Valuation allowance	(39)
Effective income tax rate	0%

14. Commitments and Contingencies

Litigation

From time to time, the Company is a party to various legal matters in the normal course of business, the outcome of which, in the opinion of management, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Lease commitments

We lease approximately 3,356 square feet of office space at 200 Old Country Road, Mineola, New York from HUB Properties Trust at a current base rental of $8,986 per month increasing to $9,626 per month on June 1, 2010 and annually thereafter, pursuant to a seven year lease.

Estimated annual commitments under non-cancelable operating leases are as follows at December 31, 2009:

	Office space	Other
2010	$109,304	$4,824
2011	112,782	2,412
2012	116,373
2013	120,093
2014	123,943
	$582,495	$7,236

Employment agreements

We have entered into employment agreements with Ezra J. Green to serve as our Chief Executive Officer and Chairman, with Thomas J. Oliveri to serve as our President and Chief Operating Officer and with Arthur L. Goldberg to serve as our Chief Financial Officer. These agreements were entered into in December 2007, March 2008 and January 2008, respectively, and were all amended and restated in November 2008. The initial terms of the amended and restated agreements (the “Agreements”) are three years, with automatic one-year renewals following this three-year period in the absence of a notice of non-renewal as provided for in the Agreements. Pursuant to the Agreements Messrs. Green, Oliveri and Goldberg are to receive minimum annual base salaries of $250,000, $200,000 and $200,000, respectively, for the first three years, and then an agreed upon salary (of not less than the amount specified above) for each future year of employment. Each of Messrs. Green, Oliveri and Goldberg were entitled to an annual bonus of $50,000 for the twelve months ended March 31, 2009 if we recorded gross revenues in excess of $5,000,000 during such period and an annual bonus of $75,000 if we recorded gross revenues in excess of $10,000,000 during the twelve months ended March 31, 2010. The first bonus was not earned and it is very unlikely that the second bonus will be earned. If any of such executives’ employment is terminated without cause or if any resign for good reason (as defined in his employment agreements), then we will be obligated to pay the terminated executive, as severance, his then current annual base salary and annual bonuses (as such is defined within the Agreements) for the remainder of the term.

15. Subsequent Events

On January 6, 2010, the Company entered into a Subscription Agreement (the “Subscription Agreement”), by and among the Company and the subscribers listed therein (the “Subscribers”). The Subscription Agreement provides for, among other things, the sale by the Company of (i) secured convertible promissory notes (the “Notes”) in the original aggregate principal amount of $341,000, (ii) warrants to purchase up to 3,410,000 shares of the Company’s common stock (the “Warrants”) and (iii) 620,000 shares of common stock (the “Incentive Shares”). The Company received gross proceeds in the amount of $310,000 from the sale of the Notes, Warrants and Incentive Shares.

The Notes will mature one year from the issuance date (the “Maturity Date”) and will accrue interest at 5% per annum, payable on the Maturity Date. During an Event of Default (as defined in the Notes), the interest rate of the Notes will be increased to 18% per annum until paid in full. In addition, upon the occurrence of an Event of Default, all principal and interest then remaining unpaid shall immediately become due and payable upon demand. Events of Default include but are not limited to (i) the Company’s failure to make payments when due, (ii) breaches by the Company of its representations, warranties and covenants, and (iii) delisting of the Company’s common stock from the OTC Bulletin Board.

Pursuant to the terms of the Notes, the Subscribers have the right, so long as the Notes are not fully repaid, to convert the Notes commencing March 31, 2010 into shares of the Company’s common stock at a conversion price of $.10 per share, the fair market value at time of issuance, as may be adjusted. In the event (i) on or before March 31, 2010 there is not a closing on an additional financing of at least $500,000, or (ii) the Notes are not repaid in full on the Maturity Date, then the conversion price will be reduced to $0.06 per share. The Notes also contain anti-dilution provisions, including but not limited to if the Company issues shares of its common stock at less than the then existing conversion price, the conversion price of the Notes will automatically be reduced to such lower price. The Notes contain limitations on conversion, including the limitation that the holder may not convert its Note to the extent that upon conversion the holder, together with its affiliates, would own in excess of 4.99% of the Company’s outstanding shares of common stock (subject to an increase upon at least 61-days’ notice by the Subscriber to the Company, of up to 9.99%).

The Notes are secured by a security interest in certain assets of the Company, pursuant to a security agreement.

The Warrants are exercisable commencing March 31, 2010 for a period of three (3) years from January 6, 2010 at an exercise price of $.10 per share, as may be adjusted. In the event the Note is outstanding after the Maturity Date, then the exercise price shall be reduced to $0.06. In the event the three (3) day average trading price of a share of the Company’s common stock prior to and including the six month anniversary of the issue date of the Warrant is trading at a price that is lower than the conversion price of the Notes, then the exercise price will be reset to 80% of such average price. The Warrants also contain anti-dilution provisions, including but not limited to if the Company issues shares of its common stock at less than the then existing conversion price, the conversion price of the Warrants will automatically be reduced to such lower price and the number of shares to be issued upon exercise will be proportionately increased. The Warrants contain limitations on exercise, including the limitation that the holders may not convert their Warrants to the extent that upon exercise the holder, together with its affiliates, would own in excess of 4.99% of the Company’s outstanding shares of common stock (subject to an increase upon at least 61-days’ notice by the Subscriber to the Company, of up to 9.99%).

The Warrants may be exercised on a “cashless” basis commencing ninety-one (91) days after their issuance, only with respect to underlying shares not included for unrestricted public resale in an effective registration statement on the date notice of exercise is given by the holder.

Pursuant to the terms of the Subscription Agreement, for a period of two years after the closing of the transaction, the Company granted “piggy-back” registration rights to the Subscribers relating to the resale of the shares of common stock underlying the Notes and the Warrants and the Incentive Shares. In the event commencing six months after the closing date and ending 24 months thereafter, the Subscriber is not permitted to resell any of the shares underlying the Notes without any restrictive legend or if such sales are permitted but subject to volume limitations or further restrictions on resale as a result of the unavailability to Subscriber of Rule 144(b)(1)(i) under the Securities Act of 1933, as amended (the “Securities Act”), then each Subscriber shall be entitled to liquidated damages equal to 1% of the aggregate purchase price paid by such Subscriber for the Notes and Warrants for each 30 days that the Company is not compliant with such provision.

The Company also granted the Subscribers, until the later of one year from the closing or so long as the Notes are outstanding, a right of first refusal in connection with future sales by the Company of its common stock or other securities or equity linked debt obligations, except in connection with certain Excepted Issuances (as defined in the Subscription Agreement).

Unsecured Note

On January 6, 2010, the Company also sold (i) an unsecured convertible promissory note in the principal amount of $25,000 (the “Unsecured Note”), and (ii) a warrant to purchase up to 62,500 shares of the Company’s common stock. The Company received gross proceeds in the amount of $25,000 from the sale of the Unsecured Note and related warrant.

The Unsecured Note will mature one year from the issuance date and will accrue interest at 5% per annum, payable on the maturity date. During an Event of Default (as defined in the Unsecured Note), the interest rate of the Unsecured Note will be increased to 18% per annum until paid in full. In addition, upon the occurrence of an Event of Default, all principal and interest then remaining unpaid shall immediately become due and payable upon demand. Events of Default include but are not limited to (i) the Company’s failure to make payments when due, (ii) breaches by the Company of its representations, warranties and covenants, and (iii) delisting of the Company’s common stock from the OTC Bulletin Board.

Pursuant to the terms of the Unsecured Note, the holder has the right, so long as the Unsecured Note is not fully repaid, to convert the Unsecured Note commencing March 31, 2010 into shares of the Company’s common stock at a conversion price of $.10 per share, as may be adjusted. In the event the Unsecured Note is not repaid in full on its maturity date, then the conversion price will be reduced to $0.06 per share. The Unsecured Note contains limitations on conversion, including the limitation that the holder may not convert its Unsecured Note to the extent that upon conversion the holder, together with its affiliates, would own in excess of 4.99% of the Company’s outstanding shares of common stock (subject to an increase upon at least 61-days’ notice by the holder to the Company, of up to 9.99%).

The warrant is exercisable commencing March 31, 2010 for a period of three (3) years from January 6, 2010 at an exercise price of $.10 per share, as may be adjusted. In the event the Unsecured Note is outstanding after its maturity date, then the exercise price shall be reduced to $0.06. The warrant contains limitations on exercise, including the limitation that the holder may not convert the warrant to the extent that upon exercise the holder, together with its affiliates, would own in excess of 4.99% of the Company’s outstanding shares of common stock (subject to an increase upon at least 61-days’ notice by the holder to the Company, of up to 9.99%).

The warrant may be exercised on a “cashless” basis commencing ninety-one (91) days after their issuance, only with respect to underlying shares not included for unrestricted public resale in an effective registration statement on the date notice of exercise is given by the holder. The holder has no registration rights.

On January 19, 2010, the board of directors of the Company authorized the creation of Series B Preferred Stock (the “Series B Stock”) and the Company filed the related certificate of designations with the Secretary of State of Delaware. The Series B Stock consists of 1,265,000 shares and has the following rights and preferences:

•

no voting rights (except as required by law);

•

no liquidation preference – treated the same as the Common Stock on an as converted basis;

•

receive no dividends; and

•

each share of Series B Stock is convertible at the option of the holder into 10 shares of Common Stock, subject to certain adjustments.

The shares of Series B Stock were issued to the following persons in the amounts set forth below as a bonus for services rendered to the Company:

•

Ezra Green, Chairman and CEO – 1,200,000 shares

•

Joshua Goldworm, Vice President Business Development – 30,000 shares

•

Arthur Goldberg, Vice President and CFO – 25,000 shares

•

Thomas Oliveri, President and COO – 10,000 shares

On January 19, 2010, the Board of Directors granted options to purchase a total of 1,540,000 shares at $.17 per share to six employees and the two non-employee directors.

On January 22, 2010, the Company entered into a letter agreement with the holders of its secured convertible promissory notes (the “September Notes”) purchased pursuant to a certain Subscription Agreement dated as of September 16, 2009, as amended on October 27, 2009, (collectively, the “Subscription Agreement”) pursuant to which the maturity date of the September Notes was extended from January 31, 2010 to July 31, 2010. In consideration for the extension of the September Notes the Company issued an aggregate of 100,000 restricted shares of its common stock to the holders of the September Notes.

In addition, certain of the holders of the September Notes agreed to exercise a warrant to purchase 3,142,857 shares of the Company’s common stock at $.07 per share and two warrants to purchase an aggregate of 1,833,333 shares of the Company’s common stock at $.09 per share (the “Old Warrants”), for aggregate gross proceeds of $385,000 to the Company. The Company also agreed to issue to those holders exercising the Old Warrants new warrants to purchase an aggregate of 4,976,190 shares of the Company’s common stock. The new warrants have a term of four years from the date of issuance and have an exercise price of $0.07 per share as to 3,142,857 shares and $0.09 per share as to 1,833,333 shares.

On February 3, 2010, C612, our 65% owned subsidiary, filed a registration statement on Form 10 under the Securities Exchange Act of 1934 (the “Exchange Act”). C612 is preparing its reply to comments from the SEC staff to this filing. When this registration statement is effective on April 4, 2010 C612 will be subject to the reporting requirements of the Exchange Act. We anticipate satisfying all staff comments by April 30, 2010.

On March 10, 2010, the Company held its Annual Meeting of Stockholders which was adjourned to April 6, 2010 due to the absence of a quorum.

On March 23, 2010 the Company filed a form S-8 with the Securities and Exchange Commission registering 1,200,000 shares of its common stock for issuance pursuant to a consulting agreement with its outside legal counsel and an additional 1,000,000 shares for possible issuance to consultants under the Company’s 2010 Consultants Plan.

EXHIBIT INDEX

Exhibit No.		Description
2.1		Agreement of Merger and Plan of Reorganization, dated as of December 19, 2007, by and among Clear Skies Holdings, Inc., Clear Skies Group, Inc. and Clear Skies Acquisition Corp. (2)
2.2		Certificate of Merger, merging Clear Skies Acquisition Corp. with and into Clear Skies Group, Inc., filed with the Secretary of State of the State of Delaware on December 19, 2007 (2)
2.3		Certificate of Merger, merging Clear Skies Acquisition Corp. with and into Clear Skies Group, Inc., filed with the Department of State of the State of New York on December 20, 2007 (2)
3.1	(i)	Certificate of Incorporation (1)
3.1	(ii)	Certificate of Amendment to Certificate of Incorporation (3)
3.1	(iii)	Certificate of Designation of Series A Preferred Stock (17)
3.2		By-laws (1)
10.1		Form of Subscription Agreement (2)
10.2		Form of Placement Warrant (2)
10.3		Form of Registration Rights Agreement (2)
10.4		Form of Lock-Up Agreement (2)
10.5		Placement Agent Agreement, dated November 14, 2007, between Clear Skies Group, Inc. and Westminster Securities Corporation (2)
10.6		Form of Directors and Officers Indemnification Agreement (2)
10.7		Employment Agreement, dated December 20, 2007, by and between Clear Skies Holdings, Inc. and Ezra J. Green (2)
10.8		Amended and Restated Executive Employment Agreement, dated November 12, 2008 by and between Clear Skies Solar, Inc. and Ezra J. Green (11)
10.9		Employment Agreement, dated December 20, 2007, by and between Clear Skies Holdings, Inc. and Robert Parker (2)
10.10		Clear Skies Holdings, Inc. 2007 Equity Incentive Plan (2)
10.11		Form of 2007 Incentive Stock Option Agreement (2)
10.12		Form of 2007 Non-Qualified Stock Option Agreement (2)
10.13		Clear Skies Solar, Inc. 2008 Equity Incentive Plan (9)
10.14		Form of 2008 Incentive Stock Option Agreement (11)
10.15		Form of 2008 Non-Qualified Stock Option Agreement (11)
10.16		Agreement of Conveyance, Transfer and Assignment of Assets and Assumptions of Obligations, dated as of December 20, 2007, between Clear Skies Holdings, Inc. and BIP Holdings, Inc. (2)
10.17		Stock Purchase Agreement, dated as of December 20, 2007 among Clear Skies Holdings, Inc., Bobby Stanley and Joseph I. Lewis (2)
10.18		Settlement Agreement and Mutual Release among Alpha Energy, Clear Skies Group, Inc. and Quixotic Systems, Inc., dated as of August 30, 2007 (2)
10.19		Indemnity and Guaranty Agreement, dated as of August 25, 2007, by Ezra Green and Clear Skies Group, Inc., jointly and severally, in favor of Quixotic Systems, Inc. (2)
10.20		Form of Note Purchase Agreement, dated as of November 7, 2007, between Clear Skies Group, Inc. and each purchaser of 8% Promissory Notes of Clear Skies Group, Inc. (2)
10.21		Form of 8% Promissory Notes of Clear Skies Group, Inc., dated November 7, 2007 (2)
10.22		Settlement Agreement and Release, dated as of November 8, 2007, among Clear Skies Group, Inc., Sustainable Profitability Group, Inc. and Mayur Subbarao (2)
10.23		Resignation Letter from Bobby Stanley, dated December 20, 2007 (2)
10.24		Employment Agreement, dated December 31, 2007, by and between Clear Skies Holdings, Inc. and Arthur L. Goldberg (4)
10.25		Amended and Restated Executive Employment Agreement, dated November 12, 2008 by and between Clear Skies Solar, Inc. and Arthur L. Goldberg (11)
10.26		Summary sheet of amendment, dated February 6, 2008, to the terms of Employment Agreement, dated December 20, 2007, by and between Clear Skies Holdings, Inc. and Ezra J. Green (4)
10.27		Employment Agreement, dated March 19 2008, by and between Clear Skies Solar, Inc. and Thomas Oliveri (5)
10.28		Amended and Restated Executive Employment Agreement, dated November 12, 2008 by and between Clear Skies Solar, Inc. and Thomas Oliveri (11)
10.29		Letter Agreement, dated October 7, 2007, between Clear Skies Group, Inc. and Avalanche Strategic Communications (6)
10.30		Client Service Agreement, dated as of November 28, 2007, between Clear Skies Group, Inc. and PR Financial Marketing LLC (7)
10.31		Clear Skies Solar, Inc. 2008 Non-Employee Director Compensation Plan (6)
10.32		Amendment Number One to the Clear Skies Solar, Inc. 2008 Non-Employee Directors Compensation Plan (11)
10.33		Form of 2008 Non-Employee Director Compensation Plan Non-Qualified Stock Option Agreement (11)
10.34		Lease of new office space dated May30, 2008 (8)

1

Exhibit No.		Description

10.35		Consulting Services Agreement, dated as of April 30, 2009 between the Company and Ice Cold Stocks (10)
10.36		Consulting Agreement, dated as of May 8, 2009, between the Company and Barry Honig (10)
10.37		Amendment to Consulting Agreement, dated as of May 8, 2009, between the Company and Barry Honig (10)
10.38		Subscription Agreement, dated as of May 8, 2009, by and among the Company and the subscribers listed therein (10)
10.39		Form of Convertible Promissory Note (10)
10.40		Form of Warrant to Purchase Common Stock (10)
10.41		Security Agreement, dated as of May 8, 2009, by and among the Company and the signatories thereon (10)
10.42		Form of Warrant issued to Kim Davis, Nominee of Ice Cold Stocks (11)
10.43		Subscription Agreement, dated as of July 28, 2009, by and among the Company and the subscribers listed therein (12)
10.44		Form of Convertible Promissory Note (12)
10.45		Form of Warrant to Purchase Common Stock (12)
10.46		Subscription Agreement, dated as of September 16, 2009, by and among the Company and the subscribers listed therein (13)
10.47		Form of Convertible Promissory Note (13)
10.48		Form of Warrant to Purchase Common Stock (13)
10.49		Subscription Agreement, dated as of October 14, 2009, by and among the Company and the subscribers listed therein (14)
10.50		Letter Agreement dated as of October 29, 2009 between the Company and the signatories thereto (15)
10.51		Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of November 13, 2009, by and between Clear Skies Solar, Inc. and Carbon 612 Corporation (16)
10.52		Securities Purchase Agreement, dated as of November 13, 2009, by and among Carbon 612 Corporation and the subscribers listed therein (16)
10.53		Form of Warrant to Purchase Common Stock (16)
10.54		Certificate of Designation of Series A Preferred Stock (17)
10.55		Form of Consulting Agreement requiring the issuance of Common Stock (17)
10.56		Form of Consulting Agreement requiring the issuance of Preferred Stock (17)
10.57		Form of IR Agreement (17)
14		Code of Ethics and Business Conduct adopted July 28, 2008 (11)
21.1		List of Subsidiaries (11)
31.1	*	Section 302 Certification of Principal Executive Officer
31.2	*	Section 302 Certification of Principal Financial Officer
32.1	*	Section 906 Certification of Principal Executive Officer
32.2	*	Section 906 Certification of Principal Financial Officer

* Filed herewith.

(1)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on December 19, 2007.

(2)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on December 26, 2007.

(3)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on January 30, 2008.

(4)	Incorporated herein by reference to the copy of such document included as an exhibit to our Registration Statement on Form S-1 filed on March 27, 2008.
(5)	Incorporated herein by reference to the copy of such document included as an exhibit to our Annual Report on Form 10-KSB filed on March 31, 2008.

(6)	Incorporated herein by reference to the copy of such document included as an exhibit to Amendment No. 1 to our Registration Statement on Form S-1 filed on May 23, 2008.

(7)	Incorporated herein by reference to the copy of such document included as an exhibit to Amendment No. 3 to our Registration Statement on Form S-1 filed on July 15, 2008.

(8)	Incorporated herein by reference to the copy of such document included as an exhibit to Amendment No. 2 to our Registration Statement on Form S-1 filed on June 24, 2008.

2

(9)	Incorporated herein by reference to the copy of such document included as an exhibit to our form 10-Q for the three months ended June 30, 2008 filed on August 12, 2008.

(10)	Incorporated herein by reference to the copy of such document included as an exhibit to our form 8-K filed on May 13, 2009.

(11)	Incorporated herein by reference to the copy of such document included as an exhibit to our Annual Report on Form 10-K filed on May 15, 2009.

(12)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on August 3, 2009.

(13)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on September 21, 2009.

(14)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on October 20, 2009.

(15)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on November 3, 2009.

(16)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on November 19, 2009.

(17)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on December 14, 2009.

3