Form 10-Q
period 2010-03-31
Clear Skies Solar, Inc
filed 2010-05-17
CIK 1402857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

OR

     .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ____________ to _______________

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

YES  X . NO      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES      .  NO      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer .	Accelerated filer .	Non-accelerated filer .	Smaller reporting company X .
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES      .  NO  X .

As of May 7, 2010, 84,749,254 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CLEAR SKIES SOLAR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
ASSETS	(unaudited)	(see Note 1)
Current assets
Cash	$109,602	$132,325
Accounts receivable, less allowance for doubtful
accounts of $94,817 as of March 31, 2010 and
December 31, 2009	25,000	150,000
Costs and estimated earnings in excess of billings	986,526	-
Total current assets	1,121,128	282,325

Property and equipment, net	128,449	128,449
Security deposit	113,634	113,634
Deferred financing costs	391,036	124,560
Other assets	59,519	60,519
	$1,813,766	$709,487

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
Accounts payable and accrued expenses	$1,606,600	$854,942
Billings in excess of costs and estimated earnings	42,553	42,553
Loan payable	-	100,000
Notes payable - convertible, net of unamortized
discount of $315,889 and $219,970 as of March 31, 2010
and December 31, 2009, respectively	467,111	417,030
Embedded derivative liability	396,508	539,099
Estimated loss on uncompleted contracts	109,305	109,305
Accrued payroll and related taxes	49,872	81,822
Installation warranty liability	56,964	56,964
Total current liabilities	2,728,913	2,201,715

Commitments and Contingencies

Stockholders' deficiency
Preferred stock, $.001 par value, 10,000,000 shares
authorized, 1,665,000 and 400,000 shares issued and
outstanding on March 31, 2010 and December 31,
2009, respectively	1,665	400
Common stock, $.001 par value, 100,000,000 shares
authorized, 79,883,676 and 70,309,375 shares
issued and outstanding on March 31, 2010 and
December 31, 2009, respectively	79,884	70,310
Additional paid-in capital	21,266,572	17,530,013
Accumulated deficit	(22,297,161)	(19,167,168)
Stockholders' deficiency	(949,040)	(1,566,445)
Noncontrolling interest	33,893	74,217
Total stockholders' deficiency	(915,147)	(1,492,228)
	$1,813,766	$709,487

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Clear Skies Solar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	For the three months ended March 31,
	2010	2009
Revenue
Contract revenue	$1,660,932	$-
Consulting revenue	25,000	-
Sale of excess inventory	-	11,113
Total revenues	1,685,932	11,113

Cost of revenues	1,472,211	27,946

Gross margin (loss)	213,721	(16,833)

Operating expenses
Selling expenses	98,945	91,255
General and administrative expenses	3,296,433	1,042,609
	3,395,378	1,133,864

Loss from operations	(3,181,657)	(1,150,697)

Other Income (Expense)
Interest income	11	470
Interest expense	(211,158)	(5,352)
Gain on derivative	486,143	-
Amortization of debt discount expense	(263,655)	-
Total other income (expense)	11,341	(4,882)

Net loss	(3,170,316)	(1,155,579)

Net loss attributable to non-controlling interest	(40,324)	-

Net loss attributable to the Company	$(3,129,992)	$(1,155,579)

Net loss per common share, basic and diluted	$(0.04)	$(0.04)

Weighted average common shares outstanding,
basic and diluted	77,140,438	31,556,792

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Clear Skies Solar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	For the three months ended
	March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(3,170,316)	$(1,155,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	6,094
Stock based compensation	2,246,339	656,782
Amortization of debt discount	263,655	-
Change in fair value of embedded derivative	(142,591)	-
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
Accounts receivable	125,000	127,683
Inventory		11,113
Costs and estimated earnings in excess of billings	(986,526)
Deferred financing costs	(266,476)	28,232
Other assets	29,538	(28,807)
Accounts payable and accrued expenses	1,190,604	161,779
Billings in excess of costs and estimated earnings	-	2,221
Payroll liabilities	(31,950)	38,795
Net cash used in operating activities	(742,723)	(151,687)

Cash flows from financing activities
Proceeds from exercise of a warrant	385,000	-
Proceeds from convertible note	335,000	4,587
Net cash provided by financing activities	720,000	4,587

Net decrease in cash	(22,723)	(147,100)
Cash, beginning of period	132,325	155,577
Cash, end of period	$109,602	$8,477

Supplemental disclosure of noncash financing and investing activities
Common stock issued to consultants	$40,000	$5,000
Common stock issued in connection with extension of note payable	$16,000
Common stock issued in connection with subscription agreement	$18,200
Embedded derivative created in connection with the issuance of note payable	$198,895

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation, current status and nature of operations

The accompanying unaudited condensed consolidated financial statements as of March 31, 2010, and for the three month periods ended March 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company, these unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the information set forth therein. All such adjustments are of a normal recurring nature. Results for interim periods are not necessarily indicative of results to be expected for a full year. The condensed consolidated balance sheet information as of December 31, 2009 was derived from the audited financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The interim financial statements contained herein should be read in conjunction with that Report.

Current Status

During the three months ended March 31, 2010, Clear Skies Solar, Inc. (the “Company”, “Clear Skies”, “we” or “our”) virtually completed installation of two solar energy projects and has evaluated a number of other potential projects. We are also negotiating with several parties for the financing and construction of a number of additional solar energy projects; however, there can be no assurance that we will be successful in these negotiations or that such projects would be profitable. Even if we are successful in negotiating finance and construction agreements, since we recognize revenue under the percentage of completion method, it could be several months after entering into contracts before we begin performance and are able to report revenue on our financial statements.

Since inception, the Company has incurred losses and negative cash flows from operations and at March 31, 2010, the Company had an accumulated deficit of approximately $22.3 million.  At March 31, 2010 and May 7, 2010 we had approximately $109,000 and $10,000 in cash, respectively.  Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities and entering into contracts for the financing and installation of solar energy systems and the resulting cash flows and revenues, we believe that we will have adequate resources to fund our operations in 2010. Notwithstanding our sale of convertible notes and the exercise of common stock purchase warrants during the first quarter of 2010, for total gross proceeds of $720,000, we will need to raise additional funds to pay outstanding vendor invoices and to fund our operations. However, there can be no assurances that we will be successful in entering into such contracts or arranging sales of our equity and debt securities on terms satisfactory to us, in which case we will probably not be able to continue as a going concern.

Nature of Operations

Clear Skies Group, Inc. (“CSG”) was formed in New York State in September 2003 for the purpose of providing turnkey solar electricity installations and renewable energy technology solutions to commercial and residential customers across the United States. CSG commenced operations in August 2005 and received its initial funding in September 2005. Through a reverse merger completed in December 2007, CSG became a wholly owned subsidiary of Clear Skies Solar, Inc. The Company also has proprietary and patented remote monitoring technology under the name XTRAX® with applications in the solar electricity production industry and other potential markets. The XTRAX® technology is being finalized and the planned commercialization of it is expected to be accomplished during 2010 through our majority owned subsidiary Carbon 612 Corporation (“Carbon 612” or “C612”). In February 2010 Carbon 612 filed a registration statement on Form 10 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and filed an amendment to that registration statement on May 12, 2010.  The amended registration statement restated the financial statements of Carbon 612 as of and for the year ended December 31, 2009. Carbon 612 is itself subject to the reporting requirements of the Exchange Act, and its financial statements are consolidated with our financial statements in this Form 10-Q.

2. Summary of significant accounting policies

Cash

The Company maintains cash balances which consist of demand deposits with a high credit quality financial institution. At certain times, such amounts have exceeded FDIC insurance limits. The Company has not experienced any losses on these deposits.

Accounts Receivable and Allowance for Doubtful Accounts

The Company regularly evaluates the collectability of its accounts receivable. The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past bad debts and collections and current credit conditions. Accounts receivable are written-off as uncollectible on a case-by-case basis at the discretion of management. Accounts receivable consist of trade receivables and when applicable amounts due from state agencies for rebates on state-approved solar systems installed. No rebates from state agencies were included in accounts receivable at March 31, 2010 or December 31, 2009. The Company’s accounts receivable balance as of March 31, 2010 and 2009 was $119,817 and $94,817, respectively. The allowance for doubtful accounts balance for the same periods was $94,817 and $65,275, respectively.

Contracts receivable

Contracts receivable from performing general construction are based on fixed-price contracts.  The Company does not have an allowance for doubtful collections.  Contract receivables are due 30 days after issuance of the invoice. Contract retentions are due 30 days after completion of the project and acceptance by the company. Receivables past due more than 90 days are considered delinquent. Delinquent receivables are written-off based on individual credit evaluation and specific circumstances of the customer.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. The Company provides for depreciation principally using the straight-line method as follows:

Asset	Useful Life
Computer equipment	3 Years
Equipment and tools	3 Years
Automobile	5 Years

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of its long-lived assets or whether the remaining balance of long-lived assets should be evaluated for impairment. The Company considered the results of operations as a triggering event and wrote off the carrying values of depreciable personal property assets at December 31, 2009.

Revenue Recognition

Revenue Recognition and Deferred Revenue: We currently have one primary revenue stream generated by our activities as a prime contractor for the design and installation of solar energy systems. We may have other revenue if we serve as a consultant to others on solar projects or, as we have done in years before 2009, work as a subcontractor for others. These revenue streams have very different characteristics and payment time cycles. Therefore, we apply a different revenue recognition policy to each category.

Contract revenue: In accordance with GAAP, we recognize revenues from contracts that we sign directly with our customers using the percentage of completion method. The percentage of completion is calculated by dividing the direct labor and other direct costs incurred by the total estimated direct costs of the project. Contract value is defined as the total value of the contract, plus the value of approved change orders. Estimates of costs to complete are reviewed periodically and modified as required. Provisions are made for the full amount of anticipated losses, on a contract-by-contract basis. These loss provisions are established in the period in which the losses are first determined. Changes in estimates are also reflected in the period they become known. We maintain all risks and rewards of billing. Regardless of the customer’s structure or industry, if we are the lead contractor, then we recognize all revenues from such customers in this manner.

Subcontractor and Consulting Revenue: Prior to 2009 we performed installation and other services as a subcontractor. We might do so again and may also perform consulting work for others, as we did for Toshiba Corporation during 2009. These services differ from contract revenue as we are entitled to be compensated for subcontractor or consulting work performed prior to completion of the system. We are paid for all invoiced work so long as we complete tasks satisfactorily and invoice the client for our work in a timely manner. We will recognize all revenues from projects where we act as subcontractor or as a consultant as they are invoiced to the client if we are reasonably assured of payment.

Cost Recognition: Contract costs include all direct materials, labor and equipment costs, and those indirect costs related to performance such as indirect labor, supplies, overhead, and tool costs. We make provisions for estimated losses on uncompleted contracts in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which the revenues are determined.

Manufacturer and Installation Warranties

The Company warrants its products and services against defects in material or installation workmanship. The manufacturer’s warranty period applicable to the solar panels and inverters used by the Company have a warranty period range of 5 to 25 years. The Company assists its customers in the event that the manufacturer’s warranty needs to be used to replace a defective panel or inverter. The Company provides a 5-year warranty on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are covered under the manufacturer’s warranty. The Company records a provision for the installation warranty, within cost of revenues — currently at 2% of contract revenue from completed contracts — based on historical experience and future expectations of the probable cost to be incurred in honoring its warranty commitment. The 2% rate may change based on actual experience in the future. The provision charged to warranty expense for the three months ended March 31, 2010 and 2009 was zero and there were no warranty costs incurred.

Fair Value of Financial Instruments

The carrying values reported for cash, accounts receivable, accounts payable, accrued liabilities and debt in the accompanying balance sheet approximate their respective fair values due to the short-term maturity of these financial instruments.

Research and Development

Research and development costs are charged to expense as incurred. There were no such costs for the periods ended March 31, 2010 and 2009.

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

Loss Per Share

The Company complies with GAAP related to calculation of loss per share, which requires a dual presentation of basic and diluted loss per common share for all periods presented. Basic loss per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income/loss of the Company. The difference between the number of shares used to compute basic income/loss per share and diluted income/loss per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. As the Company reported a net loss for the three months ended March 31, 2010 and 2009, the effects of the shares issuable upon exercise of outstanding warrants, options and convertible securities as of March 31, 2010 and 2009 have not been considered in the diluted net loss per common share since these dilutive securities would reduce the loss per common share and become anti-dilutive.

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

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule exists when the host instrument is deemed to be conventional as that term is described under applicable GAAP. The convertible notes we issued contain adjustment (or ratchet) provisions and accordingly, we determined that the embedded feature within the convertible notes and the warrants are indexed to the Company’s common stock, but the ratchets are only applicable if the Company issues common stock or instruments convertible into common stock below the then applicable conversion or purchase price in the note or warrant. We account for convertible instruments (when we have determined that the embedded conversion options should be bifurcated from their host instruments) as follows: we record a convertible note payable and discounts to the convertible notes for the value of the warrants. The embedded derivative is recorded separately at the grant date and fair valued on a quarterly basis. A gain (loss) on embedded derivative feature is recognized in earnings on a quarterly basis. Discounts under these arrangements are amortized over the term of the notes to their stated date of maturity.

Accounting for Derivative Instruments

The Company accounts for derivative instruments in accordance with GAAP, which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts. The Company also considers whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Stock Based Compensation

GAAP requires the Company to measure and recognize compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.

Stock based compensation expense related to stock option grants for the three months ended March 31, 2010 and 2009 was $2.2 million and $0.4 million, respectively. Stock based compensation expense is included in selling and general and administrative expenses on the accompanying consolidated statements of operations. See Note 6 for additional information.

GAAP requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.

Stock based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009 included compensation expense for share-based payment awards based on the grant date fair value. The Company follows the straight-line single option method of attributing the value of stock based compensation to expense. As stock based compensation expense recognized in the condensed consolidated statement of operations for the three months ended March 31, 2010 and 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company accounts for non-employee stock based compensation expense in accordance with GAAP where the unvested value of grants is adjusted to market at each reporting period. The Company issued non-employee grants, totaling zero and 350,000 share options in the three months ended March 31, 2010 and 2009, respectively.

Use of Estimates

In preparing financial statements in conformity with GAAP, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. On an ongoing basis, the Company evaluates estimates, including those related to estimates of costs to complete contracts, bad debts, and warranty expense. The Company bases its estimates on historical data and experience, when available, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

3. Recently Issued Accounting Pronouncements

Management does not believe that any recently issued accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements or the Company’s future results of operations.

4. Deferred financing costs

Deferred financing costs at March 31, 2010 and December 31, 2009 are as follows:

	March 31,	December 31,
	2010	2009
Deferred financing costs, net	$375,222	$70,761
Compensation for future services rendered	15,814	53,799

Totals	$391,036	$124,560

5. Related party transactions

Several of the Company’s officers and directors, or their affiliates, have from time to time extended loans to the Company or agreed to defer compensation payable to them in order to fund the Company’s operating expenses. As of March 31, 2010 and December 31, 2009, no related party loans were outstanding except that Arthur Goldberg, our Vice President and Chief Financial Officer, was a purchaser of $11,000 face amount of the notes payable maturing on July 28, 2010, and July 31, 2010, as well as the one year notes sold on January 6, 2010. He also received warrants expiring three years from issue to purchase shares of our common stock proportionately to the other purchasers of notes. Mr. Goldberg also purchased, for an aggregate purchase price of $15,000, 1,500,000 common shares of our majority owned subsidiary, Carbon 612, and 1,500,000 warrants from Carbon 612, under the November 2009 purchase agreements with a group of investors.

6. Stock Options, Warrants and Convertible Notes Payable

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

In December 2007, the Company’s shareholders approved the 2007 Equity Incentive Plan which provides for the granting to both employees and non-employees of up to 2,500,000 shares of the Company’s common stock pursuant to awards of options and/or restricted stock. On July 28, 2008, the Board adopted the 2008 Equity Incentive Plan and on March 17, 2009 it adopted the 2009 Equity Incentive Plan, each of which permitted option awards and/or restricted stock grants of up to 2,500,000 shares and each of which were approved by our shareholders on April 6, 2010. At March 31, 2010, the Company had outstanding options granted under the 2007, 2008 and 2009 plans (the “Plans”) to purchase an aggregate of 7,500,000 shares of the Company’s common stock. The Plans are administered by our Board of Directors.

On May 1, 2008, the Company adopted the Clear Skies Solar, Inc. 2008 Non-Employee Director Compensation Plan, which it amended on November 12, 2008. This plan provides for the granting of up to one million options to non-employee directors, all of which were granted prior to March 31, 2010. A summary of the Company’s stock option activity in the first three months of 2010, for eight employees and two non-employee directors, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of	Price per	Term
	Options	Option	(Years)
Employees:
Outstanding, January 1, 2010	6,150,000	$0.15	8.32
Granted — January 19, 2010	1,340,000	$0.17	9.75
Granted – March 30, 2010	10,000	$0.07	10.0

Outstanding, March 31, 2010	7,500,000

Non-employees directors: Outstanding, January 1, 2010	800,000	$0.16	8.86
Granted — January 19, 2010	200,000	$0.17	9.75

Outstanding, March 31, 2010	1,000,000

The following table summarizes additional information about the assumptions used to determine the fair value of stock options granted during the three months ended March 31, 2010:

Risk free rate	2.44-2.60%
Stock price volatility	79%
Dividend yield	0
Term	4.5 - 6 years

As of March 31, 2010, the Company’s outstanding options granted prior to that date had no intrinsic value due to the stock price on that date.

Warrant Activity through March 31, 2010 was as follows:
							Shares
			Original		Reset		Available to
		Original	Number of	Reset	Number of		Be Purchased
Date		Purchase	Shares that	Price	Shares that	Shares	as of	Expiration
Warrants		Price Per	Could be	Per	Could be	Actually	March 31,	Date of
Issued		Share	Purchased	Share	Purchased	Purchased	2010	Warrant

12/20/07		$0.50	1,232,401			30,280	1,202,121	12/20/10
2/23/09		$0.18	125,000				125,000	2/23/14
4/29/09		$0.16	312,500				312,500	4/29/14
5/5/09		$0.14	650,000				650,000	5/5/14
5/8/09		$0.15	4,000,000	$0.07	4,000,000	4,000,000
5/8/09		$0.25	1,000,000				1,000,000	5/6/10
7/28/09		$0.07	4,085,714			3,928,571	157,143	7/27/12
9/16/09	(1)	$0.16	1,955,556	$0.09	3,055,556	2,933,334	122,222	9/15/12
11/30/09		$0.15	3,000,000				3,000,000	11/30/14
1/6/10	(1)	$0.10	3,410,000				3,410,000	1/6/13
1/6/10		$0.10	62,500				62,500	1/6/13
1/22/10	(1)	$0.07	3,142,857				3,142,857	1/21/14
1/22/10	(1)	$0.09	1,833,333				1,833,333	1/21/14

			24,809,861				15,017,676

(1)	Pursuant to the terms of these warrants the purchase price was reset to $.06 on April 1, 2010 and the
	number of shares that could be purchased was correspondingly increased.

Summary based on the original issue during the first calendar quarter of 2010 of the Notes as the conversion and purchase prices have been adjusted to March 31, 2010

						Shares
					Shares	Available
					Available	on
Date			Face	Original	on	Exercise	Warrant
Notes	Interest		Amount	Issue	Conversion	of	Purchase	Debt	Derivative	Conversion
Issued	Rate	Term	of Notes	Discount	of Notes	Warrants	Price	Discount	Liability	Feature
January 6, 2010	5%	12 months	$341,000	10%	3,410,000	3,410,000	$0.10	$161,144	$184,457	Cashless unless freely salable
January 6, 2010	5%	12 months	25,000	0%	250,000	62,500	$0.10	4,287		Cashless unless freely salable

	Totals		$366,000		3,660,000	3,472,500		$165,431	$184,457

Carbon 612 Securities Purchase Agreement

On November 13, 2009, our subsidiary, Carbon 612, entered into a Securities Purchase Agreement with a group of investors (the “Purchase Agreement”) that provided for, among other things, the sale by Carbon 612 to the investors of (i) an aggregate of 15,000,000 shares (the “Shares”) of its common stock, par value $0.001 (“Common Stock”) at $.01 per share and (ii) warrants to purchase up to an aggregate of an additional 15,000,000 shares of its Common Stock (the “Warrants”) at $.10 per share. Carbon 612 received gross proceeds in the aggregate amount of $150,000 (before expenses of $37,500) from the sale of the Shares and the Warrants. Immediately after the closing and as of March 31, 2010, Clear Skies owns approximately 66% of Carbon 612’s outstanding shares of Common Stock.  Arthur Goldberg, an officer of Clear Skies and our Vice President, Secretary and Treasurer, purchased 1,500,000 Shares and 1,500,000 Warrants under the Purchase Agreement, for an aggregate purchase price of $15,000.

The Company has concluded that the anti-dilution provisions in the warrants issued in November 13, 2009, should be accounted for as derivatives and reported as liabilities at fair value in accordance with ASC 815 as of December 31, 2009. Accordingly, the Company booked a liability in the amount of $60,000 as a derivative liability at December 31, 2009. The Company believes that the estimate of fair value from issuance on November 13, 2009 to March 31, 2010 has remained the same as Carbon 612 has had no other stock offerings and no significant operations during the period.  Once the Company is able to put into place its business plans and commence revenue producing activities, the fair value of this liability may change. Any fair value adjustments of this liability will be recognized in earnings.

Subscription Agreement

On January 6, 2010, the Company entered into a Subscription Agreement (the "January Subscription Agreement”), with four investors (one of whom is the Company's Chief Financial Officer - the "CFO"), (the "January Subscribers"), pursuant to which the Company sold (i) secured convertible promissory notes (the “January Notes”) in the original aggregate principal amount of $341,000, (ii) warrants to purchase up to 3,410,000 shares of the Company’s common stock (the “January Warrants”) and (iii) 620,000 shares of common stock. The Company received gross proceeds in the amount of $310,000 from the sale of the January Notes and the January Warrants. In connection with the January Subscription Agreement, the Company issued 130,000 shares of restricted common stock for legal services rendered valued at $18,200.

Secured Convertible Promissory Notes

January Notes:

On January 6, 2010, the Company issued secured convertible promissory notes in the aggregate amount of $341,000 to four investors. The notes bear interest at 5% per annum. Principal, plus all accrued and unpaid interest thereon, are due one year from the date of issue. All of our assets are pledged to the holders of the January Notes as well as holders of other convertible notes. The January Notes are convertible into one share of common stock at a conversion price of $0.10 ("Conversion Price") the fair market value at the date of issuance. In addition, the January Notes contain a standard anti-dilution provision and includes an additional provision that if the Company issues shares of its common stock at less than the then existing conversion price, the Conversion Price of the January Notes will automatically be reduced to such lower price ("Dilutive Provision"). In addition, the January Notes contain a provision requiring a reduction in the conversion price to $0.06 if the Company did not raise at least $500,000 from the sale of its common stock by March 31, 2010.  The Company did not meet this condition and, therefore, the conversion price was reduced to $0.06 on April 1, 2010 and the effect of this adjustment was reflected as of March 31, 2010.  Also, the January Notes contain limitations on conversion, including the limitation that the holder may not convert its Note to the extent that upon conversion the holder, together with its affiliates, would own in excess of 4.99% of the Company's outstanding shares of common stock (subject to an increase upon at least 61-days' notice by the Subscriber to the Company, of up to 9.99%).

As described in the January Notes, the Company issued warrants with a purchase price of $0.10 per share in connection with the sale of these notes. The warrants are immediately exercisable. Until the expiration date, if the Company issues any common stock, prior to the complete exercise of the warrant, for a consideration less than the purchase price that would be in effect at the time of such issuance, then, and thereafter successively upon each such issuance, the purchase price shall be reduced to such other lower price (the "Reset Price Provision") for then outstanding warrants.  In addition, the January Warrants contain a provision requiring a reduction in the conversion price to $0.06 if the Company did not raise at least $500,000 from the sale of its common stock by March 31, 2010.  The Company did not meet this condition and, therefore, the conversion price was reduced to $0.06 on April 1, 2010 and the effect of this adjustment was reflected as of March 31, 2010. Further, the January Warrants contain a provision stating that in the event that the three day average trading price of a share of the Company’s common stock prior to and including July 6, 2010 is trading at a price that is lower than the then purchase price of the January Warrants, the purchase price will be reset to 80% of such average price. The Company estimated the fair value of the warrants issued using the Black-Scholes option pricing model at $0.08 per warrant utilizing the following assumptions: expected volatility of 77.23%, risk free interest rate of 1.60%, expected term of three years and a market price of $0.14. The warrants expire three years from the date of issuance and contain a provision allowing for a cashless exercise if the underlying shares are not registered under the Securities Act of 1933. Accordingly, the Company allocated a portion of the proceeds from the note to the common stock and warrant based on the relative fair value of the notes, common stock and warrants, the relative fair value of the common stock and warrants, which amounted to $161,144, was recorded as a discount to the note and a corresponding increase to additional paid-in capital. This amount will be accreted to interest expense over the term of the note.

The Company evaluated the Dilutive Provision feature embedded in the notes to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative. In performing this analysis, the Company determined that the convertible note does not meet the definition of a conventional debt instrument because it contained the Dilutive Provision, and therefore the embedded conversion feature should be bifurcated from the note, and was accounted as a freestanding derivative in accordance with ASC 815. According to ASC 815, the embedded derivatives associated with the debt instrument will be recognized as a discount to the debt instrument and the discount is being amortized over the life of the note and any excess of the derivative value over the note payable value is recognized as additional interest expense at issuance date. The embedded derivatives are revalued at each reporting period and marked to fair value with the corresponding adjustment as a “gain or loss on derivatives” in the statement of operations. Accordingly, the Company recognized a derivative liability at a fair value of $184,457 and a discount to the note of $148,856 was recorded.

The Company determined that the Reset Price Provision should be evaluated as an embedded conversion feature within the warrants to determine if such conversion feature should be bifurcated from its host instrument and accounted for as a freestanding derivative in accordance with ASC 815. In performing this analysis, the Company determined that the Reset Price Provision does meet the characteristic of a derivative instrument and should be bifurcated as a derivative liability instrument. The embedded derivative is revalued at each reporting period and marked to fair value with the corresponding adjustment as a “gain or loss on derivatives” in the statement of operations. Accordingly, the Company recognized a derivative liability at a fair value of $159,095.

Pursuant to the terms of the January Notes and the January Warrants, the January Subscribers have the right, so long as the notes are not fully repaid, to convert the January Notes into shares of the Company’s common stock at a Conversion Price of $0.10 per share, as may be adjusted. As of April 1, 2010, the Conversion Price and the Reset Price were both adjusted to $0.06 per share. Accordingly, when fair valuing the Dilutive Provision and Reset Provision the Company accounted for the price reset adjustments at March 31, 2010. The Company computed the fair value of the note Dilutive Provision using the Black-Scholes option pricing model at $0.04 per warrant utilizing the following assumptions: expected volatility of 149.33%, risk free interest rate of 0.33%, expected term of approximately nine months and a market price of $0.08. The Company computed the fair value of the warrant reset price using the Black-Scholes option pricing model at $0.05 per warrant utilizing the following assumptions: expected volatility of 79.26%, risk free interest rate of 1.60%, expected term of approximately three years and a market price of $0.08.

As of March 31, 2010, none of the January Notes have been converted and none of the January Warrants have been exercised.

Accrued interest expense related to the January Notes payable amounted to $3,924 at March 31, 2010.

Unsecured Convertible Promissory Note

On January 6, 2010, the Company also sold (i) an unsecured convertible promissory note in the principal amount of $25,000 (the “Unsecured Note”), and (ii) a warrant to purchase up to 62,500 shares of the Company’s common stock. The Company received gross proceeds in the amount of $25,000 from the sale of the Unsecured Note and related warrant.  The Unsecured Note will mature one year from the issuance date and will accrue interest at the rate of 5% per annum, payable on the maturity date.

As described in the Unsecured Note, the Company issued a warrant with a purchase price of $0.10 per share in connection with the sale of the Unsecured Note. The warrant is exercisable commencing March 31, 2010 for a period of three (3) years from January 6, 2010 at an exercise price of $0.10 per share, as may be adjusted. In the event the Unsecured Note is outstanding after its maturity date, then the exercise price shall be reduced to $0.06. The Company estimated the fair value of the warrant issued using the Black-Scholes option pricing model at $0.08 per warrant utilizing the following assumptions: expected volatility of 77.23%, risk free interest rate of 1.60%, expected term of three years and a market price of $0.14. The warrant expires three years from the date of issuance.  Accordingly, the Company allocated a portion of the proceeds from the note to the common stock and warrant based on the relative fair value of the notes and warrants, the relative fair value of the warrants, which amounted to $4,287, was recorded as a discount to the note and a corresponding increase to additional paid-in capital. This amount will be accreted to interest expense over the term of the note.

Accrued interest expense related to the Unsecured Note payable amounted to $288 at March 31, 2010.

The Company's convertible notes and advance balances are shown below:

March 31, 2010
May 2009 Convertible Notes	$175,000
July 2009 Convertible Notes	66,000
September 2009 Convertible Notes	176,000
January 2010 Convertible Notes	341,000
January 2010 Unsecured Note	25,000
783,000
Debt discount	(315,889)

Current portion of convertible notes payable	$467,111

Deferred Financing Costs

Deferred financing costs represent costs incurred in connection with the issuance of the convertible notes payable. Deferred financing costs are being amortized over the term of the financing instrument on a straight-line basis, which approximates the effective interest method. During the three months ended March 31, 2010, the Company capitalized deferred financing costs of $512,690. During the three months ended March 31, 2010 and 2009, the Company amortized deferred financing costs of $262,028 and $0, respectively to interest expense.

Embedded Derivative Liabilities are as follows:

Balance at December 31, 2009	$539,099
Issuance of convertible notes and warrants	343,552

Change in fair value included in other income	(486,143)
Balance at March 31, 2010	$396,508

7. Contracts

The Company generates billings based on the fulfillment of milestones, which are set forth in the signed contract for each project. Milestones may include, but are not limited to, initial permits being obtained, delivery of materials, and when installation is subsequently complete.

As of:	March	December
	31, 2010	31, 2009
Costs incurred on contracts	$3,936,364	$2,464,153
Estimated earnings, less foreseeable losses	580,470	434,303
	4,516,834	2,898,456
Billings to date	(3,572,861)	(2,941,009)
Net costs and estimated earnings/losses in excess of billings	$943,973	$(42,553)

These amounts are included in the accompanying March 31, 2010 and December 31, 2009 balance sheets under the following captions:
Costs and estimated earnings in excess of billings	$986,526	$—
Billings in excess of costs and estimated earnings	(42,553)	(42,553)
	$943,973	$(42,553)

8. Commitments and Contingencies

Litigation

From time to time, the Company is a party to various legal matters in the normal course of business, the outcome of which, in the opinion of management, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Lease commitments

The Company occupies premises, since June 25, 2008, consisting of 3,356 square feet in a modern office building pursuant to a seven year lease. Annual fixed rent under this lease is $93,968 in the first year escalating to $115,510 in the seventh year. Additional payments are due for electricity and tax escalation in amounts to be determined in each future year. The Company has provided a letter of credit as security under this lease in the initial amount of $113,634 which, in the absence of a default under the lease, reduces to $56,817 after two years and to $28,408 after four years.

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

9. Subsequent Events

On May 8, 2009, July 28, 2009, September 16, 2009, January 6, 2010 and January 22, 2010, we issued convertible promissory notes in the aggregate principal amount of $1,302,000 (collectively, the “Notes”) and warrants to purchase an aggregate of 18,190,654 shares of the Company’s common stock (collectively, the “Warrants”). See the Company’s Current Reports on Form 8-K filed on May 13, 2009, August 3, 2009, September 21, 2009, January 12, 2010 and January 27, 2010 for a detailed description of these issuances. Pursuant to certain anti-dilution provisions in the Notes and the Warrants, the conversion price of the Notes and the exercise price of the Warrants have been reduced to $0.06 per share as of April 1, 2010. Notes with an aggregate principal amount of $758,000 and Warrants to purchase an aggregate of 8,665,555 shares of common stock were outstanding on April 1, 2010. These Notes and Warrants, which were convertible into 8,808,413 and 8,665,555 shares of common stock, respectively, are now convertible into 12,633,333 and 12,440,475 shares of common stock, respectively.

The annual meeting of stockholders of the Company commenced on March 10, 2010 and was adjourned until April 6, 2010. On April 6, 2010, the stockholders reelected the incumbent directors, approved amending our certificate of incorporation to increase the number of authorized shares of common stock from one hundred million to three hundred million, and approved the 2008 and 2009 Equity Incentive Plans. Prior to this approval, the total of the Company‘s outstanding shares of common stock and shares issuable upon the conversion of notes and exercise of warrants and options exceeded one hundred million shares.  The Company had an understanding with persons holding of over 50% of these instruments not to convert or exercise them until after the annual meeting of shareholders and the approval of the increase of the number of authorized shares and accordingly, none were converted or exercised.

For more information on these two matters see the Company’s Current Report on Form 8-K filed on April 7, 2010 and Note 6 above.

In addition, our majority owned subsidiary, Carbon 612, filed a registration statement in February 2010, on Form 10 pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which registration statement became effective in April 2010. As a result of effectiveness, Carbon 612 is now a reporting company under the Exchange Act and will file all reports as required, including its quarterly and annual reports, with the Securities and Exchange Commission.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and the notes thereto, as well as the other sections of this Quarterly Report and our Annual Report for the year ended December 31, 2009 on Form 10-K, including the “Certain Risks and Uncertainties” and “Description of Business” sections thereof. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Quarterly Report and our Annual Report for the year ended December 31, 2009 on Form 10-K. Our actual results may differ materially.

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements". The words or phrases "can be," may," "could," "would," "expects," "believes," "seeks," "estimates," "projects" and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various risks and uncertainties, including those described in the section "Risk Factors" included in our Form 10-K for the year ended December 31, 2009, and we caution you that any forward-looking information provided by or on behalf of us is not a guarantee of future performance. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond our control. All such forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

Since we began operations we have incurred annual net losses. As of March 31, 2010, we had an accumulated deficit of $22,337,860 and we expect to incur additional losses in the foreseeable future. Our revenues during the three month periods ended March 31, 2010 and 2009 were $1,685,932 and $11,113, respectively. We recognized net losses of $3,170,316 (or a basic and diluted loss of $.04 per common share) for the three months ended March 31, 2010 and a net loss of $1,155,579 (or a basic and diluted loss of $.04 per common share) for the comparable period in 2009. The net loss for the three months ended March 31, 2010 includes a total of $2,367,403 of non-cash charges, primarily stock based compensation. The net loss for the three months ended March 31, 2009 includes a total of $656,782 on non-cash charges for stock based compensation.

Since our inception, we have financed our operations primarily through sales of equity and debt securities. Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities and entering into contracts for the financing and installation of solar energy systems and the resulting cash flows and revenues, we believe that we will have adequate resources to fund our operations in 2010. However, there can be no assurances that we will be successful in entering into such contracts or arranging financing on terms satisfactory to us, in which case there would be significant doubt as to our ability to continue as a going concern. As of May 7, 2010, our available cash balance was approximately $10,000. Notwithstanding our sale of convertible notes and the exercise of common stock purchase warrants during the first quarter of 2010 for total gross proceeds of $720,000, we will need to raise additional funds to pay outstanding vendor invoices and to fund our operations.

Depending upon the needs of our customers, we may have to increase our installation staff significantly in 2010 to ensure that installations can be completed while applicable rebates remain in effect. We expect that our selling and general and administrative expenses will increase in future periods, as we expand our administrative, sales and installation workforce.

We outgrew our original offices and in June 2008 leased new office space in Mineola, New York as our headquarters which can accommodate our expected needs for the next three years. See Lease Commitments in Note 10 in Item 1. Financial Statements. In addition, we anticipate establishing regional field offices for our sales teams. Accordingly, we expect the rental expense component of our general and administrative expenses to increase in future periods.

We expect our immediate capital expenditures, which we do not expect to exceed approximately $250,000, will be related to completing the Beta tests and preparations for the initial launch of XTRAX®, which includes being “listed” by Underwriters Laboratories and approved by the Federal Communications Commission and the carious cellular telephone carriers over whose networks XTRAX® would transmit the data it collects, through our majority owned subsidiary, Carbon 612. Subject to industry and governmental approvals, and availability of funds to us and to C612, we expect to be able to have a commercial XTRAX® product during 2010; however, no assurance can be given that our expectations will be met. Cranes and other solar energy system installation equipment are generally available for rental on reasonable terms, and we do not have plans to acquire any.

Generally, we anticipate that our operating costs and expenses will increase in the future to support a higher level of revenues. Increased costs will be attributable to increased personnel, principally sales and installation personnel and support staff for a multi-office infrastructure and increased marketing expenditures to promote our services.

 Results of Operations: Comparison of Three Month Periods Ended March 31, 2010 and 2009

Revenues and cost of revenues

Revenues for the three months ended March 31, 2010 were $1,685,932, an increase of $1,674,819 from the $11,113 of revenue for the three months ended March 31, 2009. In the 2010 period, revenue increased as we had completed substantial work on two solar energy installation contracts and in the 2009 period we only sold excess solar panel inventory. Cost of revenue in the first three months ended March 31, 2010 was $1,472,211, up $1,444,265 from the cost of revenue of $27,946 in the three months ended March 31, 2009. The gross margin in the three months ended March 31, 2010 was $213,721, an increase of $230,554 from the gross margin loss of $16,833 in the three months ended March 31, 2009.

Operating Expenses

Operating expenses are composed of selling expenses and general and administrative expenses. Selling expenses increased by $7,690 to $98,945 in the first quarter of 2010 compared to $91,255 in the comparable 2009 quarter. The increase is largely accounted for by increases in salaries of $26,000 offset by a decrease in travel costs of $22,000.

General and administrative expenses were $3,296,433 for the three months ended March 31, 2010 compared to $1,042,609 in the three months ended March 31, 2009, for an increase of $2,253,824. This increase is largely accounted for by increases in non-cash stock compensation of $1,590,000, legal fees of $308,000, note extension costs of $88,000, technical, engineering and operational costs of $56,000, salaries of $50,000, consulting fees of $40,000, accounting fees of $22,000 and costs related to our annual stockholders’ meeting of $21,000.

Other Expenses

Interest income for the three months ended March 31, 2010 was $11 compared to $470 of interest income in the three months ended March 31, 2009. The increase in interest expense from $211,158 in the first quarter of 2010 from $5,352 in the first quarter of 2009, or an increase of $205,806, was primarily attributable to $159,000 of interest expense on embedded warrant derivatives at the grant date and $36,000 of interest expense on embedded note derivatives at the grant date. There were no comparable expenses in the prior year. We also charged $263,655 for amortization of debt discount related to the sale in 2010 and 2009 of convertible notes with warrants, some of which were converted into our common stock during the first quarter of 2010, resulting in a gain on derivative liability of $486,143.

Cash Flows from Operations

Non-cash items totaled $2,367,403 for the three months ended March 31, 2010 compared to $662,876 for the three months ended March 31, 2009. The increase of $1,704,527 is largely accounted for by higher stock based compensation of $1,589,557 and amortization of debt discount expense of $263,655 offset by a decrease in the fair value of embedded derivative of $142,591.

Liquidity and Capital Resources - Going Concern

At March 31, 2010, we had an accumulated deficit of $22,337,860 and we expect to incur additional losses in the foreseeable future. While we have funded our operations since inception through private placements of equity and debt securities, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

At March 31, 2010 and May 10, 2010 we had approximately $109,000 and $10,000 in cash, respectively. Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities and entering into contracts for the financing and installation of solar energy systems and the resulting cash flows and revenues, we believe that we will have adequate resources to fund our operations in 2010. However, there can be no assurances that we will be successful in entering into such contracts or arranging financing on terms satisfactory to us, in which case there would be significant doubt as to our ability to continue as a going concern. Notwithstanding our sale of convertible notes and the exercise of common stock purchase warrants during the first quarter of 2010 for total gross proceeds of $720,000, we will need to raise additional funds to pay outstanding vendor invoices and to fund our operations. For a full description of the recent sale of convertible notes and the exercise of common stock purchase warrants see our Current Reports on Form 8-K filed on January 12, 2010 and January 27, 2010, respectively.

Several of our officers and directors, or their affiliates, have from time to time extended loans to Clear Skies Group, Inc. or agreed to defer compensation payable to them in order to fund our operating expenses. No such loans are outstanding as of March 31, 2010 or December 31, 2009.

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

We expect to put our present and anticipated capital resources to the following uses:

•

payment of operating expenses;

•

towards the engagement of investor relations and public relations firms;

•

possibly for strategic acquisitions, if and to the extent we determine appropriate;

•

completion of beta testing and commercialization of XTRAX®; and

•

for general working capital purposes.

Commitments and Contingencies

We occupy premises consisting of 3,356 square feet in a modern office building pursuant to a seven year lease expiring May 30, 2015. Annual fixed rent under this lease was $93,968 in the first year escalating to $115,510 in the seventh year. Additional payments are due for electricity and real estate tax escalation in amounts to be determined in each future year. We have provided a letter of credit as security under this lease in the initial amount of $113,634 which, in the absence of a default under the least, reduces to $56,817 after two years and to $28,408 after four years. Our obligations for each of the next five calendar years are:

2011	$102,716
2012	$106,311
2013	$110,032
2014	$111,883
2015	$48,129

Certain Risks and Uncertainties

Our Annual Report on Form 10-K for the year ended December 31, 2009 includes a detailed discussion of our risk factors under the heading “Certain Risks and Uncertainties.” The information presented in this 10-Q should be read in conjunction with the risk factors and information disclosed in such Form 10-K.

Off-Balance Sheet Arrangements

We did not engage in any off-balance sheet arrangements during the three months ended March 31, 2010 and 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report on Form 10-Q.

Insufficient resources in our accounting and finance department during 2009 and through March 31, 2010 resulted in an ineffective review, monitoring and analysis of schedules, reconciliation and financial statement disclosures and a misapplication of U. S. GAAP and Securities and Exchange Commission reporting requirements. These conditions, considered a material weakness, remained unresolved as of March 31, 2010. We plan to remedy this condition in 2010 by the use of outside resources to supplement our accounting and finance department.

Management is aware that there is a lack of segregation of duties at the Company due to the fact that there are only two people dealing with financial and accounting matters. However, at this time, management has decided that considering the experience and abilities of the employees involved and the low quantity of transactions processed, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation. Notwithstanding the above regarding the lack of segregation of duties, management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements included in this quarterly report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2010, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II

OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2010, we have issued unregistered securities to the persons described below. These transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. Each sale of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, and/or Rule 506 of Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

On January 4 and 22, February 1 and March 23, 2010, we issued a total of 534,605 shares of our common stock to a law firm and a consultant as compensation for services provided to us. On January 6, 2010, we entered into a Subscription Agreement by and among the Company and the subscribers listed therein and we issued 130,000 shares of our common stock to the attorneys for the purchasers and to our attorneys for services rendered in connection with this transaction. See Note 6 for further information. Each issuance of common stock was valued at the closing price of the Company’s common stock on the last trading day preceding the date of issue. Each certificate carries a restricted stock legend on its face.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit No.	Description
3.1.1	Certificate of Incorporation (1)
3.1.2	Certificate of Amendment to Certificate of Incorporation (2)
3.1.3	Certificate of Amendment to the Certificate of Incorporation
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

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

CLEAR SKIES SOLAR, INC.

Date: May 14, 2010	By:	/s/ Ezra J. Green
		Name:	Ezra J. Green
		Title:	Chairman & Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2010	By:	/s/ Arthur L. Goldberg
		Name:	Arthur L. Goldberg
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1.1	Certificate of Incorporation (1)
3.1.2	Certificate of Amendment to Certificate of Incorporation (2)
3.1.3	Certificate of Amendment to the Certificate of Incorporation
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

(1)

Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on December 19, 2007.

(2)

Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on January 30, 2008.