Form 10-Q
period 2010-06-30
Clear Skies Solar, Inc
filed 2010-08-13
CIK 1402857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

YES      .  NO  X .

As of August 6, 2010, 121,479,279 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CLEAR SKIES SOLAR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(unaudited)	(see Note 1)
ASSETS
Current Assets
Cash	$35,342	$132,325
Accounts receivable, less allowance for doubtful accounts of zero
at June 30, 2010 and December 31, 2009	-	150,000

Total current assets	35,342	282,325

Land	128,449	128,449
Deferred financing costs	78,581	124,560
Security deposit	-	113,634
Other assets	177,830	60,519

Total assets	$420,202	$709,487

LIABILITIES AND DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$862,527	$854,942
Billing in excess of costs and estimated earnings	42,553	42,553
Loan payable	-	100,000
Notes payable - convertible, net of unamortized discount of
$192,442 and $219,970 as of June 30, 2010 and
December 31, 2009, respectively	560,558	417,030
Embedded derivative liability	73,265	539,099
Accrued payroll and related taxes	269,675	81,822
Installation warranty liability	92,655	56,964
Estimated loss on uncompleted contracts	109,305	109,305
Total current liabilities	2,010,538	2,201,715

Commitments and Contingencies

Deficiency

Preferred stock, $.001 par value, 10,000,000 shares authorized, 1,320,000 and 400,000 shares issued and outstanding at June 30, 2010 and
December 31, 2009, respectively	1,320	400
Common stock, $.001 par value, 300,000,000 shares authorized,
87,129,956 and 70,309,375 shares issued and outstanding at
June 30, 2010 and December 31, 2009, respectively	87,129	70,310
Additional paid-in capital	21,618,667	17,530,013
Accumulated deficit	(23,436,419)	(19,167,168)
Stockholders' deficiency – Clear Skies Solar, Inc.	(1,729,303)	(1,566,445)
Non-controlling interest	138,967	74,217
Total deficiency	(1,590,336)	(1,492,228)

Total Liabilities and Deficiency	$420,202	$709,487

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Clear Skies Solar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	For the three months ended June 30,			For the six months ended June 30,
	2010		2009	2010	2009
			(Restated)		(Restated)
Revenues
Contract revenue	$123,619	$		$1,784,551	$-
Other	21,097		-	46,097	11,113
Total revenues	144,716		-	1,830,648	11,113

Cost of revenues	100,687		-	1,572,898	27,946

Gross margin (loss)	44,029		-	257,750	(16,833)

Operating expenses
Selling expenses	85,673		86,140	184,618	177,395
General and administrative expenses	1,057,645		1,405,639	4,313,755	2,446,113
Research and development	-		176	-	2,311
Total operating expenses	1,143,318		1,491,955	4,498,373	2,625,819

Loss from operations	(1,099,289)		(1,491,955)	(4,240,623)	(2,642,652)

Other income (expense)
Interest income	531		8	543	478
Interest expense	(27,838)		(77,571)	(238,996)	(82,923)
Gain on derivative	323,243		-	809,386	-
Loss on extinguishment of debt	(25,756)		-	(25,756)	-
Amortization of debt discount	(123,447)		-	(387,102)	-
Total other income (expense)	146,733		(77,563)	158,075	(82,445)

Net loss	(952,556)		(1,569,518)	(4,082,548)	(2,725,097)

Net loss attributable to non-controlling interest	(50,908)		(5,693)	(91,232)	(11,966)

Net loss attributable to the Company	$(901,648)		$(1,563,825)	$(3,991,316)	$(2,713,131)

Loss per common share, basic and diluted	$(0.01)		$(0.04)	$(0.05)	$(0.08)

Weighted average common shares outstanding, basic and diluted	83,355,773		38,679,545	80,265,275	35,305,025

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Clear Skies Solar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	For the six months ended June 30,
		2009
Net cash used in operating activities	2010	(Restated)
Net loss	$(4,082,548)	$(2,725,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	12,076
Stock-based compensation	2,371,891	1,397,712
Amortization of debt discount	387,102	-
Change in fair value of embedded derivative	(465,834)	-
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
Accounts receivable	150,000	127,683
Inventories	-	11,113
Costs and estimated earnings in excess of billings	-	(19,841)
Deferred financing costs and prepaid expenses	566,633	29,651
Other assets	(55,298)	(12,780)
Accounts payable and accrued expenses	87,527	273,705
Provision for estimated warranty liability	35,691	-
Customer deposits	-	28,386
Billings in excess of costs and estimated earnings	-	2,221
Payroll liabilities	187,853	145,414
Obligations to issue option and warrant	-	(47,500)

Net cash used in operating activities	(816,983)	(777,257)

Net cash used in investing activities:
Sale of equipment	-	8,000

Net cash provided by (used in) financing activities:
Repayment of loans payable	-	(9,000)
Proceeds from exercise of a warrant	385,000	-
Proceeds from convertible note	335,000	-
Proceeds from notes payable	-	641,497

Net cash provided by financing activities	720,000	632,497

Net decrease in cash and cash equivalents	(96,983)	(136,760)

Cash and cash equivalents, beginning of period	132,325	155,577

Cash and cash equivalents, end of period	$35,342	$18,817

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued to consultants	$167,500	$577,104

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation, current status and nature of operations

The accompanying unaudited condensed consolidated financial statements as of June 30, 2010, and for the three and six month periods ended June 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company, these unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the information set forth therein. All such adjustments are of a normal recurring nature. Results for interim periods are not necessarily indicative of results to be expected for a full year. The condensed consolidated balance sheet information as of December 31, 2009 was derived from the audited financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The interim financial statements contained herein should be read in conjunction with that Report.

Current Status

During the six months ended June 30, 2010, Clear Skies Solar, Inc. (the “Company”, “Clear Skies”, “we” or “our”) completed installation of two solar energy projects and has evaluated a number of other potential projects. We are also negotiating with several parties for the financing and construction of a number of additional solar energy projects; however, there can be no assurance that we will be successful in these negotiations or that such projects would be profitable. Even if we are successful in negotiating finance and construction agreements, since we recognize revenue under the percentage of completion method, it could be several months after entering into contracts before the Company begins performance and is able to report revenue in our financial statements.

Since inception, the Company has incurred losses and negative cash flows from operations and at June 30, 2010, the Company had an accumulated deficit of approximately $23.4 million.  At June 30, 2010 and August 6, 2010 we had approximately $35,000 and $134,000 in cash, respectively.  Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities and entering into contracts for the financing and installation of solar energy systems and the resulting cash flows and revenues, we believe that we will have adequate resources to fund our operations in 2010. Notwithstanding our sale of convertible notes and the exercise of common stock purchase warrants during the first half of 2010, for total gross proceeds of $695,000, we will need to raise additional funds to pay outstanding vendor invoices and to fund our operations. However, there can be no assurances that we will be successful in entering into such contracts or arranging sales of our equity and debt securities on terms satisfactory to us, in which case we will probably not be able to continue as a going concern.

Nature of Operations

Clear Skies Group, Inc. (“CSG”) was formed in New York State in September 2003 for the purpose of providing turnkey solar electricity installations and renewable energy technology solutions to commercial and residential customers across the United States. CSG commenced operations in August 2005 and received its initial funding in September 2005. Through a reverse merger completed in December 2007, CSG became a wholly owned subsidiary of Clear Skies Solar, Inc. The Company also has proprietary and patented remote monitoring technology under the name XTRAX® with applications in the solar electricity production industry and other potential markets. The XTRAX® technology is being finalized and the planned commercialization of it is expected to be accomplished during 2011 through our majority owned subsidiary Carbon 612 Corporation (“Carbon 612” or “C612”). In February 2010 Carbon 612 filed a registration statement on Form 10 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed an amendment to that registration statement on May 12, 2010 and will file another amendment in the near future.  Carbon 612 is itself subject to the reporting requirements of the Exchange Act, and its financial statements are consolidated with our financial statements in this Form 10-Q.

2. Summary of significant accounting policies

Cash

The Company maintains cash balances which consist of demand deposits with a high credit quality financial institution. Such amounts may from time to time in the future exceed FDIC insurance limits. The Company has not experienced any losses on these deposits to date.

Accounts Receivable and Allowance for Doubtful Accounts

The Company regularly evaluates the collectibility of its accounts receivable. The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past bad debts and collections and current credit conditions. Accounts receivable are written-off as uncollectible on a case-by-case basis at the discretion of management. Accounts receivable consist of trade receivables and when applicable amounts due from state agencies for rebates on state-approved solar systems installed. No rebates from state agencies were included in accounts receivable at June 30, 2010 or December 31, 2009. The Company’s accounts receivable balance as of June 30, 2010 and 2009 was zero and $94,817, respectively. The allowance for doubtful accounts balance for the same periods was zero and zero, respectively.

Contracts Receivable

Contracts receivable from performing general construction are based on fixed-price contracts.  The Company does not have an allowance for doubtful collections.  Contract receivables are due 30 days after issuance of the invoice. Contract retentions are due 30 days after completion of the project and acceptance by the customer. Receivables past due more than 90 days are considered delinquent. Delinquent receivables are written-off based on individual credit evaluation and specific circumstances of the customer.

Property and Equipment

As of December 31, 2009, the Company wrote off the remaining balance of all property and equipment. Prior to that write off, property and equipment were stated at cost less accumulated depreciation. The Company provided for depreciation principally using the straight-line method as follows:

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

Revenue Recognition

We currently have one primary revenue stream generated by our activities as a prime contractor for the design and installation of solar energy systems. We may have other revenue if we serve as a consultant to others on solar projects as we did in 2009 or, as we have done in years before 2009, work as a subcontractor for others. These revenue streams have very different characteristics and payment time cycles. Therefore, we apply a different revenue recognition policy to each category.

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

Cost Recognition: Contract costs include all direct materials, labor and equipment costs, and those indirect costs related to performance such as indirect labor, supplies, overhead, and tool costs. We make provisions for estimated losses on uncompleted contracts in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and income and are recognized in the period in which costs are incurred or the revenues are determined.

Manufacturer and Installation Warranties

The Company warrants its products and services against defects in material or installation workmanship. The manufacturer’s warranty period applicable to the solar panels and inverters used by the Company have a warranty period range of 5 to 25 years. The Company assists its customers in the event that the manufacturer’s warranty needs to be used to replace a defective panel or inverter. The Company provides a 5-year warranty on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are covered under the manufacturer’s warranty. The Company records a provision for the installation warranty, within cost of revenues — currently at 2% of contract revenue from completed contracts — based on historical experience and future expectations of the probable cost to be incurred in honoring its warranty commitment. The 2% rate may change based on actual experience in the future. The provision charged to warranty expense for the three and six months ended June 30, 2010 and 2009 was $35,691, $35,691, zero and zero, respectively. There were no warranty costs incurred in any of these periods.

Fair Value of Financial Instruments

The carrying values reported for cash, accounts receivable, accounts payable, accrued liabilities and debt in the accompanying balance sheet approximate their respective fair values due to the short-term maturity of these financial instruments.

Research and Development

Research and development costs are charged to expense as incurred. These costs were zero and $2,311 for the six month periods ended June 30, 2010 and 2009, respectively.

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

Loss Per Share

The Company complies with GAAP related to calculation of loss per share, which requires a dual presentation of basic and diluted loss per common share for all periods presented. Basic loss per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income/loss of the Company. The difference between the number of shares used to compute basic income/loss per share and diluted income/loss per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants and conversion of convertible notes payable, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. As the Company reported a net loss for the three and six months ended June 30, 2010 and 2009, the effects of the shares issuable upon exercise of outstanding warrants, options and convertible securities as of June 30, 2010 and 2009 have not been considered in the diluted net loss per common share since these dilutive securities would reduce the loss per common share and become anti-dilutive.

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

Stock based compensation expense related to stock option grants for the three and six months ended June 30, 2010 and 2009 was $126,817, $2,371,891, $248,284 and $1,397,712, respectively. Stock based compensation expense is included in selling and general and administrative expenses on the accompanying consolidated statements of operations. See Note 6 for additional information.

GAAP requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.

Stock based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 included compensation expense for share-based payment awards based on the grant date fair value. The Company follows the straight-line single option method of attributing the value of stock based compensation to expense. As stock based compensation expense recognized in the condensed consolidated statement of operations for the three and six months ended June 30, 2010 and 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company accounts for non-employee stock based compensation expense in accordance with GAAP where the unvested value of grants is adjusted to market at each reporting period. The Company issued non-employee grants, totaling zero, zero, 100,000 and 350,000 share options in the three and six months ended June 30, 2010 and 2009, respectively.

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

4. Deferred Financing Costs

Deferred financing costs at June 30, 2010 and December 31, 2009 are as follows:

	June 30,	December 31,
	2010	2009
Deferred financing costs, net	$78,581	$70,761
Compensation for future services rendered	-	53,799

Totals	$78,581	$124,560

5. Related Party Transactions

Several of the Company’s officers and directors, or their affiliates, have from time to time extended loans to the Company or agreed to defer compensation payable to them in order to fund the Company’s operating expenses. As of June 30, 2010 and December 31, 2009, no related party loans were outstanding except that Arthur Goldberg, our Vice President and Chief Financial Officer, was a purchaser of $11,000 face amount of the notes payable maturing on July 28, 2010, and July 31, 2010, as well as the one year notes sold on January 6, 2010. He also received warrants expiring three years from issue to purchase shares of our common stock proportionately to the other purchasers of notes. Mr. Goldberg also purchased, for an aggregate purchase price of $15,000, 1,500,000 common shares of our majority owned subsidiary, Carbon 612, and 1,500,000 warrants from Carbon 612, under the November 2009 purchase agreements with a group of investors.

6. Stock Options, Warrants and Convertible Notes Payable

In accordance with GAAP, the Company uses the Black-Scholes option pricing model to measure the fair value of its option awards. The Black-Scholes model requires the input of highly subjective assumptions including volatility, expected term, risk-free interest rate and dividend yield. As to options that were granted to non-employee consultants the resulting fair value is recorded as consulting expense on a straight-line basis over the period of service of the consultants and as adjusted to fair value for each reporting period.

In December 2007, the Company’s shareholders approved the 2007 Equity Incentive Plan which provides for the granting to both employees and non-employees of up to 2,500,000 shares of the Company’s common stock pursuant to awards of options and/or restricted stock. On July 28, 2008, the Board adopted the 2008 Equity Incentive Plan and on March 17, 2009 it adopted the 2009 Equity Incentive Plan, each of which permitted option awards and/or restricted stock grants of up to 2,500,000 shares and each of which were approved by our shareholders on April 6, 2010. No options were granted during the three months ended June 30, 2010. At June 30, 2010, the Company had outstanding options granted under the 2007, 2008 and 2009 plans (the “Plans”) to purchase an aggregate of 7,450,000 shares of the Company’s common stock. The Plans are administered by our Board of Directors.  On July 12, 2010, we adopted our 2010 Equity Incentive Plan.  See note 9.

On May 1, 2008, the Company adopted the Clear Skies Solar, Inc. 2008 Non-Employee Director Compensation Plan, which it amended on November 12, 2008. This plan provides for the granting of up to one million options to non-employee directors, all of which were granted prior to March 31, 2010. A summary of the Company’s stock option activity in the first six months of 2010, for eight employees and two non-employee directors, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of	Price per	Term
	Options	Option	(Years)
Employees:
Outstanding, January 1, 2010	6,150,000	$0.15	8.07
Granted — January 19, 2010	1,340,000	$0.17	9.50
Granted – March 30, 2010	10,000	$0.07	9.75

Cancellations	50,000	$0.20

Outstanding, June 30, 2010	7,450,000

Non-employees directors:	800,000	$.16	8.61
Outstanding, January 1, 2010
Granted — January 19, 2010	200,000	$.17	9.50

Outstanding, June 30, 2010	1,000,000

There were no stock options granted during the three months ended June 30, 2010. See note 9.

As of June 30, 2010, the Company’s outstanding options granted prior to that date had no intrinsic value due to the stock price on that date.

Warrant Activity through June 30, 2010 was as follows:
							Shares
			Original		Reset		Available to
		Original	Number of	Reset	Number of		Be Purchased
Date		Purchase	Shares that	Price	Shares that	Shares	as of	Expiration
Warrants		Price Per	Could be	Per	Could be	Actually	June 30,	Date of
Issued		Share	Purchased	Share	Purchased	Purchased	2010	Warrant

12/20/2007		$0.50	1,232,401			30,280	1,202,121	12/20/2010
2/23/2009		$0.18	125,000				125,000	2/23/2014
4/29/2009		$0.16	312,500				312,500	4/29/2014
5/5/2009		$0.14	650,000				650,000	5/5/2014
5/8/2009		$0.15	4,000,000	$0.07	4,000,000	4,000,000
5/8/2009		$0.25	1,000,000					5/6/2010
7/28/2009	(1)	$0.07	4,085,714	$0.06		3,928,571	157,143	7/27/2012
9/16/2009	(1)	$0.16	1,955,556	$0.06	3,055,556	2,933,334	183,333	9/15/2012
11/30/2009		$0.15	3,000,000				3,000,000	11/30/2014
1/6/2010	(1)	$0.10	3,410,000				3,410,000	1/6/2013
1/6/2010		$0.10	62,500				62,500	1/6/2013
1/22/2010	(1)	$0.07	3,142,857	$0.06	4,583,334		4,583,334	1/21/2014
1/22/2010	(1)	$0.09	1,833,333	$0.06			1,833,333	1/21/2014

			24,809,861				15,519,264

(1)  Pursuant to the terms of these warrants the purchase price was reset to $.03 on July 13, 2010 and the number of shares that could be purchased was increased by 36.36%.  See note 9.

Carbon 612 Securities Purchase Agreement

On November 13, 2009, our subsidiary, Carbon 612, entered into a Securities Purchase Agreement with a group of investors (the “Purchase Agreement”) that provided for, among other things, the sale by Carbon 612 to the investors of (i) an aggregate of 15,000,000 shares (the “Shares”) of its common stock, par value $0.001 (“Common Stock”) at $.01 per share and (ii) warrants to purchase up to an aggregate of an additional 15,000,000 shares of its Common Stock (the “Warrants”) at $.10 per share. Carbon 612 received gross proceeds in the aggregate amount of $150,000 (before expenses of $37,500) from the sale of the Shares and the Warrants. Immediately after the closing and as of June 30, 2010, Clear Skies owns approximately 66% of Carbon 612’s outstanding shares of Common Stock.  Arthur Goldberg, an officer of Clear Skies and a Vice President, Secretary and Treasurer of Carbon 612, purchased 1,500,000 Shares and 1,500,000 Warrants under the Purchase Agreement, for an aggregate purchase price of $15,000.

The Company has concluded that the anti-dilution provisions in the warrants issued in November 13, 2009, should be accounted for as derivatives and reported as liabilities at fair value in accordance with ASC 815 as of December 31, 2009. Accordingly, the Company recorded a liability in the amount of $60,000 as a derivative liability at December 31, 2009. The Company believes that the estimate of fair value from issuance on November 13, 2009 to June 30, 2010 has remained the same as Carbon 612 has had no other stock offerings and no significant operations during the period.  Once the Company is able to put into place its business plans and commence revenue producing activities, the fair value of this liability may change. Any fair value adjustments of this liability will be recognized in earnings.

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

Secured Convertible Promissory Notes

January Notes:

On January 6, 2010, the Company issued secured convertible promissory notes in the aggregate amount of $341,000 to four investors. The notes bear interest at 5% per annum. Principal, plus all accrued and unpaid interest thereon, are due one year from the date of issue. All of our assets are pledged to the holders of the January Notes as well as holders of other convertible notes. The January Notes are convertible into one share of common stock at a conversion price of $0.10 ("Conversion Price") the fair market value at the date of issuance. In addition, the January Notes contain a standard anti-dilution provision and includes an additional provision that if the Company issues shares of its common stock at less than the then existing conversion price, the Conversion Price of the January Notes will automatically be reduced to such lower price ("Dilutive Provision"). In addition, the January Notes contain a provision requiring a reduction in the conversion price to $0.06 if the Company did not raise at least $500,000 from the sale of its common stock by March 31, 2010.  The Company did not meet this condition and, therefore, the conversion price was reduced to $0.06 on April 1, 2010 and the effect of this adjustment was reflected as of June 30, 2010.  Also, the January Notes contain limitations on conversion, including the limitation that the holder may not convert its Note to the extent that upon conversion the holder, together with its affiliates, would own in excess of 4.99% of the Company's outstanding shares of common stock (subject to an increase upon at least 61-days' notice by the Subscriber to the Company, of up to 9.99%).

As described in the January Notes, the Company issued warrants with a purchase price of $0.10 per share in connection with the sale of these notes. The warrants are immediately exercisable. Until the expiration date, if the Company issues any common stock prior to the complete exercise of the warrant for a consideration less than the purchase price that would be in effect at the time of such issuance, then, and thereafter successively upon each such issuance, the purchase price shall be reduced to such other lower price (the "Reset Price Provision") for then outstanding warrants.  In addition, the January Warrants contain a provision requiring a reduction in the conversion price to $0.06 if the Company did not raise at least $500,000 from the sale of its common stock by March 31, 2010. The Company did not meet this condition and, therefore, the conversion price was reduced to $0.06 on April 1, 2010 and the effect of this adjustment was reflected as of June 30, 2010. Further, the January Warrants contain a provision stating that in the event that the three day average trading price of a share of the Company’s common stock prior to and including July 6, 2010 is trading at a price that is lower than the then purchase price of the January Warrants, the purchase price will be reset to 80% of such average price. The Company estimated the fair value of the warrants issued using the Black-Scholes option pricing model at $0.08 per warrant utilizing the following assumptions: expected volatility of 77.23%, risk free interest rate of 1.60%, expected term of three years and a market price of $0.14. The warrants expire three years from the date of issuance and contain a provision allowing for a cashless exercise if the underlying shares are not registered under the Securities Act of 1933. Accordingly, the Company allocated a portion of the proceeds from the note to the common stock and warrant based on the relative fair value of the notes, common stock and warrants, the relative fair value of the common stock and warrants, which amounted to $161,144, was recorded as a discount to the note and a corresponding increase to additional paid-in capital. This amount will be accreted to interest expense over the term of the note.

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

As of June 30, 2010, none of the January Notes have been converted and none of the January Warrants have been exercised.

Accrued interest expense related to the January Notes payable amounted to $8,175 at June 30, 2010.

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

Accrued interest expense related to the Unsecured Note payable amounted to $600 at June 30, 2010.

On July 13, 2010, we entered into an Amendment Agreement pursuant to which, among other things, certain convertible notes were converted into our common stock.  See note 9.

The Company's convertible notes and advance balances are shown below:

June 30, 2010
May 2009 Convertible Notes	$200,000
July 2009 Convertible Notes	66,000
September 2009 Convertible Notes	121,000
January 2010 Convertible Notes	341,000
January 2010 Unsecured Note	25,000
753,000
Debt discount	(192,442)

Current portion of convertible notes payable	$560,558

Deferred Financing Costs

Deferred financing costs represent costs incurred in connection with the issuance of the convertible notes payable. Deferred financing costs are being amortized over the term of the financing instrument on a straight-line basis, which approximates the effective interest method. During the three and six months ended June 30, 2010 and 2009, the Company capitalized deferred financing costs of zero, $512,690, zero and zero, respectively. During the three and six months ended June 30, 2010 and 2009, the Company amortized deferred financing costs of $296,641, $558,669, zero and zero, respectively, to interest expense.

Embedded Derivative Liabilities are as follows:

Balance at December 31, 2009	$539,099
Issuance of convertible notes and warrants	343,552

Change in fair value included in other income	(809,386)
Balance at June 30, 2010	$73,265

During June 2010, the holders of an aggregate of 345,000 shares of the Company’s Series A Convertible Preferred Stock converted their shares into shares of Common Stock, at the 10:1 conversion ratio, resulting in the issuance of 3,450,000 shares of Common Stock.

During April 2010, the holder of $55,000 principal amount of the September Notes converted his note plus accrued and unpaid interest, totaling $56,514, into shares of Common Stock, at the adjusted conversion price of $0.06, resulting in the issuance of 941,906 shares of Common Stock.

During May 2010, the holder of $175,000 principal amount of the May Notes reached agreement with the Company to extend the maturity from May 8, 2010 to November 8, 2010, in exchange for a $25,000 increase to the face amount of the note to $200,000.  The note continues to bear interest at 6% per annum, and no other terms and conditions were modified.

The Company accounts for amendments to debt instruments to extend their maturity dates in accordance with guidelines enumerated in Accounting Standards Codification (“ASC”) 470, Debt, which provides that a substantial modification of terms in an existing debt instrument should be accounted for like, and reported in the same manner as, an extinguishment of debt.  ASC 470 further provides that the modification of a debt instrument by a debtor and a creditor in a non-troubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least ten percent different from the present value of the remaining cash flows under the terms of the original instrument at the date of the modification.  The Company evaluated its issuance of the May Notes extension to determine whether the modification for the change in the maturity date resulted in the issuance of a substantially different debt instrument.  The Company determined after giving effect to the changes in the extended due date and the consideration paid to the debt holder that the Company had issued substantially different debt instruments, which resulted in a constructive or “deemed” extinguishment of the original debt instrument.  Accordingly, the Company recorded a loss on deemed extinguishment of debt in the amount of $25,756 during the three months ended June 30, 2010, which represented the value given to the debt holder to extend the maturity.

7. Contracts

The Company generates billings based on the fulfillment of milestones, which are set forth in the signed contract for each project. Milestones may include, but are not limited to, initial permits being obtained, delivery of materials, and when installation is subsequently complete.

As of:	June	December
	30, 2010	31, 2009
Costs incurred on contracts	$4,036,778	$2,464,153
Estimated earnings, less foreseeable losses	580,470	434,303
	4,617,248	2,898,456
Billings to date	(4,659,801)	(2,941,009)
Billings in excess of net costs and estimated earnings/losses	$(42,553)	$(42,553)

These amounts are included in the accompanying June 30, 2010 and December 31, 2009 balance sheets under the following captions:
Costs and estimated earnings in excess of billings	$-	$-
Billings in excess of costs and estimated earnings	(42,553)	(42,553)
	$(42,553)	$(42,553)

8. Commitments and Contingencies

Litigation

From time to time, the Company is a party to various legal matters in the normal course of business, the outcome of which, in the opinion of management, will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Lease Commitments

The Company occupies premises, since June 25, 2008, consisting of 3,356 square feet in a modern office building pursuant to a seven year lease. Annual fixed rent under this lease is $93,968 in the first year escalating to $115,510 in the seventh year. Additional payments are due for electricity and tax escalation in amounts to be determined in each future year.

Employment Agreements

The Company has entered into three year employment agreements as of November 12, 2008 with several employees providing for severance arrangements. The severance arrangements become Company obligations if the Company terminates such contract without “cause” or if the covered employee terminates his contract with “good reason” (as such terms are defined in the relevant agreement) and vary in amount (based on the salary in effect on such termination date) and duration from three months to the remainder of the contract term.  Absent notice at least six months prior to expiration of each of these agreements each will automatically extend for successive one year terms.

9. Subsequent Events

On July 13, 2010, the Company entered into an Amendment Agreement (the “Amendment Agreement”) with the holders of secured convertible promissory notes (collectively, the “Notes”) and common stock purchase warrants (collectively, the “Warrants”) purchased pursuant to those certain Subscription Agreements, dated as of May 8, 2009, July 28, 2009, September 16, 2009 and January 6, 2010. Pursuant to the terms of the Amendment Agreement:

•

The conversion price of all of the outstanding Notes was reduced from $0.06 to $0.03 per share.

•

Certain of the outstanding Notes with an aggregate principal amount of $420,000 plus interest to July 12, 2010 were converted into 14,609,088 shares of common stock.

•

 The maturity dates of the Notes dated July 28, 2009 and September 16, 2009 were extended from July 28, 2010 and July 31, 2010 to January 28, 2011 and January 31, 2011, respectively.

•

The purchase price of all of the outstanding Warrants was reduced from $0.06 to $0.03 per share.

•

Upon exercise of the Warrants, the Company will issue an aggregate of an additional 4,523,357 shares of common stock.

•

The Company issued an aggregate of an additional 2,950,000 restricted shares of its common stock to the holders of the Notes.

•

The Company agreed not to issue shares of its common stock or other securities convertible into shares of its common stock for a one-year period beginning on the date of the Amendment Agreement, for a price per share of less than $0.03.

The foregoing information is a summary of the agreements involved in the transaction described above, is not complete, and is qualified in its entirety by reference to the full text of such agreements, copies of which are attached as exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 13, 2010.

On May 8, 2009, July 28, 2009, September 16, 2009, January 6, 2010 and January 22, 2010, Clear Skies Solar, Inc. (the “Company”) issued convertible promissory notes in the aggregate principal amount of  $1,302,000 (collectively, the “Notes”) and warrants to purchase an aggregate of 18,190,654 shares of the Company’s common stock (collectively, the “Warrants”).  See the Company’s Current Reports on Form 8-K filed with the SEC on May 13, 2009, August 3, 2009, September 21, 2009, January 12, 2010 and January 27, 2010 for a detailed description of these issuances. Pursuant to certain anti-dilution provisions in the Notes and the Warrants, the conversion price of the Notes and the exercise price of the Warrants have been reduced to $0.06 per share as of April 1, 2010. Notes with an aggregate principal amount of $758,000 and Warrants to purchase an aggregate of 8,665,555 shares of common stock are still outstanding.  These Notes and Warrants, which were convertible into 8,808,413 and 8,665,555 shares of common stock, respectively, are now convertible into 12,633,333 and 12,440,475 shares of common stock, respectively.

On July 12, 2010 the Company adopted its 2010 Equity Incentive Plan which provided for the grant of options to employees and non-employees, or the issuance of restricted stock, up to a total of 3,500,000 shares of common stock.  On that date our Board of Directors granted options under this Plan for a total of 2,850,000 shares of common stock at $.04 per share to 13 employees.

On August 2, 2010, the Company entered into an agreement with Alpha Capital Anstalt (“Alpha”) pursuant to which Alpha agreed to convert outstanding promissory notes issued by the Company to Alpha in the aggregate principal amount of $275,000 (the “Notes”); provided that following a conversion the holder of the Notes, together with its affiliates, would not beneficially own greater than 9.99% of the outstanding shares of the Company’s common stock.  The holder of the Notes may waive this limitation effective 61 days following written notice to the Company.

In addition, Alpha (a) waived any and all rights under the Notes and related subscription agreement (the “SA”) relating to: (i) any rights of first refusal, (ii) anti-dilution and most favored nations provisions, and (iii) negative covenants in the SA, including but not limited to limitations on filing of any registration statements under the Securities Act of 1933, as amended, and transactions with affiliates and other insiders, and (b) released any and all security interests in any collateral pledged to Alpha to secure the Notes.

The foregoing information is a summary of the agreements involved in the transaction described above, is not complete, and is qualified in its entirety by reference to the full text of such agreements, copies of which are attached as exhibits to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2010.  Readers should review such agreements for a complete understanding of the terms and conditions associated with this transaction.

On August 4, 2010, the holders of warrants to purchase an aggregate of 34,803,333 shares of the Company’s common stock agreed to cancel such warrants.

On July 30, 2010, Clear Skies Solar, Inc. (the “Company”) sold a thirty day warrant to purchase up to 41,131,212 shares of the Company’s common stock (the “Warrant”) at a cash exercise price of $.007901542 per share, when the stated market price of the underlying common stock was $.04 at the date of the purchase of the warrant, for a purchase price of $325,000 to Barry Honig.  The Warrant is exercisable for a period of thirty (30) days following issuance, so long as the five day average trading price of a share of the Company’s common stock is equal to or greater than $0.50 per share at any time during such period.  The Warrant contains limitations on exercise, including that the holder may not convert the Warrant to the extent that upon exercise the holder, together with its affiliates, would own in excess of 4.99% of the Company’s outstanding shares of common stock (subject to an increase upon at least 61-days’ notice by the Subscriber to the Company, of up to 9.99%).

The Warrants were issued in a transaction that is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(2) of the Securities Act, which exempts transactions by an issuer not involving a public offering.

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

Clear Skies Group, Inc. was incorporated in New York State in 2003 and began operations in August 2005. As a result of the reverse merger transaction that we consummated on December 20, 2007, our historical financial statements for periods prior to the reverse merger are those of Clear Skies Group, Inc.

Since we began operations we have incurred annual net losses. As of June 30, 2010, we had an accumulated deficit of $23,436,419 and we expect to incur additional losses in the foreseeable future. Our revenues during the three and six month periods ended June 30, 2010 and 2009 were $144,716, $1,830,648, zero and $11,113, respectively. We recognized net losses of $952,556 and $4,082,548 (or a basic and diluted loss of $.01 and $.05 per common share) for the three and six months ended June 30, 2010. We also recognized net losses of $1,569,518 and $2,725,097 (or a basic and diluted loss of $.04 and $.08 per common share) for the comparable periods in 2009. The net loss for the three and six months ended June 30, 2010 includes a total of $250,264 and $2,758,993 of non-cash charges, primarily stock based compensation. The net loss for the three and six months ended June 30, 2009 includes a total of $248,284 and $1,397,712 on non-cash charges for stock based compensation.

Since our inception, we have financed our operations primarily through sales of equity and debt securities. Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities and entering into contracts for the financing and installation of solar energy systems and the resulting cash flows and revenues, we believe that we will have adequate resources to fund our operations in 2010. However, there can be no assurances that we will be successful in entering into such contracts or arranging financing on terms satisfactory to us, in which case there would be significant doubt as to our ability to continue as a going concern. As of August 6, 2010, our available cash balance was approximately $134,000. Notwithstanding our sale of convertible notes and the exercise of common stock purchase warrants during the first half of 2010 for total gross proceeds of $695,000, we will need to raise additional funds to pay outstanding vendor invoices and to fund our operations.

Depending upon the needs of our customers, we may have to increase our installation staff significantly in 2010 to ensure that installations can be completed while applicable rebates remain in effect. We expect that our selling and general and administrative expenses will increase in future periods as we expand our administrative, sales and installation workforce.

We outgrew our original offices and in June 2008 leased new office space in Mineola, New York as our headquarters which can accommodate our expected needs for the next three years. See Lease Commitments in Note 7 in Item 1. Financial Statements. In addition, we anticipate establishing regional field offices for our sales teams. Accordingly, we expect the rental expense component of our general and administrative expenses to increase in future periods.

We expect our immediate capital expenditures, which we do not expect to exceed approximately $250,000, will be related to completing the Beta tests and preparations for the initial launch of XTRAX®, which includes being “listed” by Underwriters Laboratories and approved by the Federal Communications Commission and the various cellular telephone carriers over whose networks XTRAX® would transmit the data it collects, through our majority owned subsidiary, Carbon 612. Subject to industry and governmental approvals, and availability of funds to us and to C612, we expect to be able to have a commercial XTRAX® product during 2011; however, no assurance can be given that our expectations will be met. Cranes and other solar energy system installation equipment are generally available for rental on reasonable terms, and we do not have plans to acquire any.

Generally, we anticipate that our operating costs and expenses will increase in the future to support a higher level of revenues. Increased costs will be attributable to increased personnel, principally sales and installation personnel and support staff for a multi-office infrastructure and increased marketing expenditures to promote our services.

Results of Operations: Comparison of the Three Month Periods Ended June 30, 2010 and 2009

Revenues and cost of revenues

Revenues for the three months ended June 30, 2010 were $144,716, an increase from zero revenue for the three months ended June 30, 2009. In the 2010 period, revenue increased as we had completed the work on two solar energy installation contracts and in the 2009 period we had no jobs under construction. Cost of revenue in the three months ended June 30, 2010 was $100,687, up from the zero cost of revenue in the three months ended June 30, 2009. The gross margin in the three months ended June 30, 2010 was $44,029, or 30.4%, compared to the zero gross margin in the three months ended June 30, 2009.

Operating Expenses

Operating expenses are composed of selling expenses and general and administrative expenses. Selling expenses decreased by $467 (or 0.005%) to $85,673 in the first quarter of 2010 compared to $86,140 in the comparable 2009 quarter.

General and administrative expenses were $1,057,646 for the three months ended June 30, 2010 compared to $1,405,639 in the three months ended June 30, 2009, for a decrease of $347,993, or 25%. The decrease is largely accounted for by decreases in consulting costs of $294,000, investor relations expenses of 138,000, general office expenses of $121,000, and compensation expenses of $72,000, partially offset by an increase in legal fees of $216,000.

Other Expenses

Interest income for the three months ended June 30, 2010 was $531 compared to $8 of interest income in the three months ended June 30, 2009.

The decrease in interest expense to $27,838 from $77,571 in the second quarter of 2009, or an decrease of $49,733 or 64%, was primarily attributable to $49,733 of interest expense on embedded note derivatives at the grant date.

We also charged $123,447 for amortization of debt discount related to the sale in 2010 and 2009 of convertible notes with warrants, some of which were converted into our common stock during the second quarter of 2010, resulting in a gain on derivative liability of $323,243.  There were no comparable charges in the 2009 periods.

Results of Operations: Comparison of the Six Month Periods Ended June 30, 2010 and 2009

Revenues and cost of revenues

Revenues for the six months ended June 30, 2010 were $1,830,648, an increase of $1,819,535 from the $11,113 of revenue for the six months ended June 30, 2009. In the 2010 period, revenue increased as we had completed the work on two solar energy installation contracts and in the 2009 period we had no jobs under construction and the revenue was from the sale of excess inventory. Cost of revenue in the six months ended June 30, 2010 was $1,572,898, up from the $27,946 cost of revenue in the six months ended June 30, 2009. The gross margin in the six months ended June 30, 2010 was $257,750 or 14.1%, compared to the gross margin loss of $16,833 or 151.5% in the six months ended June 30, 2009.

Operating Expenses

Operating expenses are composed of selling expenses and general and administrative expenses. Selling expenses increased by $7,223 or 4.1% to $184,618 in the first half of 2010 compared to $177,395 in the comparable 2009 quarter. The increase is largely accounted for by an increase in compensation of $8,300.

General and administrative expenses were $4,313,755 for the six months ended June 30, 2010 compared to $2,446,113 in the six months ended June 30, 2009, for an increase of $1,867,642 or 76%. This increase is largely accounted for by increases in non-cash compensation expense of $1,735,000 and legal fees of $524,000, partly offset by decreases in consulting costs of $220,000 and investor relations fees of $218,000.

Other Expenses

Interest income for the six months ended June 30, 2010 was $543 compared to $478 of interest income in the six months ended June 30, 2009.

The increase in interest expense to $238,996 from $82,923 in the first half of 2010, or an increase of $156,073 was primarily attributable to $159,095 of interest expense on embedded warrant derivatives at the grant date and $35,601 of interest expense on embedded note derivatives at the grant date offset by a decline in interest on notes payable of $38,623.

We also charged $387,102 for amortization of debt discount related to the sale in 2010 and 2009 of convertible notes with warrants, some of which were converted into our common stock during the second half of 2010, resulting in a gain on derivative liability of $809,386. There were no comparable charges in the 2009 periods.

Cash Flows from Operations

Non-cash items totaled $2,293,159 for the six months ended June 30, 2010 compared to $1,409,788 for the six months ended June 30, 2009. The increase of $883,371 is largely accounted for by higher stock based compensation of $974,179 and amortization of debt discount expense of $387,102 offset by a decrease in the fair value of embedded derivative of $465,834.

Liquidity and Capital Resources - Going Concern

At June 30, 2010, we had an accumulated deficit of $23,436,419 and we expect to incur additional losses in the foreseeable future. While we have funded our operations since inception through private placements of equity and debt securities, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

At June 30, 2010 and August 6, 2010 we had approximately $35,000 and $134,000 in cash, respectively. Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities and entering into contracts for the financing and installation of solar energy systems and the resulting cash flows and revenues, we believe that we will have adequate resources to fund our operations in 2010. However, there can be no assurances that we will be successful in entering into such contracts or arranging financing on terms satisfactory to us, in which case there would be significant doubt as to our ability to continue as a going concern. Notwithstanding our sale of convertible notes and the exercise of common stock purchase warrants during the first half of 2010 for total gross proceeds of $695,000, we will need to raise additional funds to pay outstanding vendor invoices and to fund our operations. For a full description of the recent sale of convertible notes and the exercise of common stock purchase warrants see our Current Reports on Form 8-K filed on January 12, 2010, January 27, 2010 and July 13, 2010, respectively.

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

•

for general working capital purposes.

Commitments and Contingencies

We occupy premises consisting of 3,356 square feet in a modern office building pursuant to a seven year lease expiring on May 30, 2015. Annual fixed rent under this lease was $93,968 in the first year escalating to $115,510 in the seventh year. Additional payments are due for electricity and real estate tax escalation in amounts to be determined in each future year. We have provided a letter of credit as security under this lease in the initial amount of $113,634 which, in the absence of a default under the least, reduces to $56,817 after two years and to $28,408 after four years. Our obligations for each of the next five calendar years are:

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

Off-Balance Sheet Arrangements

We did not engage in any off-balance sheet arrangements during the three months ended June 30, 2010 and 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report on Form 10-Q.

Insufficient resources in our accounting and finance department during 2009 and through June 30, 2010 resulted in an ineffective review, monitoring and analysis of schedules, reconciliation and financial statement disclosures and a misapplication of U.S. GAAP and Securities and Exchange Commission reporting requirements. These conditions, considered a material weakness, remained unresolved as of June 30, 2010. We plan to remedy this condition in 2010 by the use of outside resources to supplement our accounting and finance department.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2010, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PART II

OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2010, we have issued unregistered securities to the persons described below. These transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. Each sale of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, and/or Rule 506 of Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

From April 2, 2010 to June 2, 2010 we issued 2 million shares of our common stock to consultants for services rendered.  On April 2, 2010 we issued 100,000 shares of our common stock as a charitable contribution and from June 7, 2010 to June 17, 2010 we issued 3,450,000 shares of our common stock on conversion of our preferred stock originally issued in December 2009.  Each issuance of common stock was valued at the closing price of the Company’s common stock on the last trading day preceding the date of issue. Each certificate carries a restricted stock legend on its face.

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

CLEAR SKIES SOLAR, INC.

Date: August 13, 2010	By:	/s/ Ezra J. Green
		Name:	Ezra J. Green
		Title:	Chairman & Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2010	By:	/s/ Arthur L. Goldberg
		Name:	Arthur L. Goldberg
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial Officer
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer