Form 10-Q
period 2010-09-30
Clear Skies Solar, Inc
filed 2010-11-22
CIK 1402857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

YES      .  NO  X .

As of November 16, 2010, 172,435,479 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CLEAR SKIES SOLAR, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(unaudited)	(see Note 1)
ASSETS
Cash and cash equivalents	$28,544	$132,325
Accounts receivable, less allowance for doubtful accounts of $94,817
at September 30, 2010 and at December 31, 2009, respectively	67,132	150,000
Costs and estimated earnings in excess of billings	2,877,030	-
Total current assets	2,972,706	282,325

Land	128,449	128,449
Deferred financing costs	512,386	124,560
Security deposit	56,817	113,634
Other assets	156,923	60,519

Total assets	$3,827,281	$709,487

LIABILITIES AND DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses	$3,625,746	$854,942
Billings in excess of costs and estimated earnings	60,060	42,553
Loan payable	-	100,000
Notes payable - convertible, net of unamortized discount of $26,438
and $219,970 as of September 30, 2010 and December 31, 2009, respectively	143,833	417,030
Embedded derivative liability	69,515	539,099
Accrued payroll and related taxes	480,082	81,822
Installation warranty liability	92,655	56,964
Estimated loss on uncompleted contracts	109,305	109,305
Total current liabilities	4,581,196	2,201,715

Commitments and contingencies

Deficiency

Preferred stock, $.001 par value, 10,000,000 shares authorized, none and 400,000 issued and outstanding at September 30, 2010 and
December 31, 2009, respectively	-	400
Common stock, $.001 par value, 300,000,000 shares authorized,
143,280,053 and 70,309,375 shares issued and outstanding at
September 30, 2010 and December 31, 2009, respectively	143,280	70,310
Additional paid-in capital	26,235,707	17,530,013
Accumulated deficit	(27,426,230)	(19,215,278)
Stockholders' deficiency - Clear Skies Solar, Inc.	(1,047,243)	(1,614,555)
Non-controlling interest	293,328	122,327
Total deficiency	(753,915)	(1,492,228)
Total liabilities and deficiency	$3,827,281	$709,487

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Clear Skies Solar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Revenues
Contract revenue	$3,404,673	$33,395	$5,189,224	$33,395
Other	-	-	46,097	11,113
Total revenues	3,404,673	33,395	5,235,321	44,508

Cost of revenues	3,064,797	22,991	4,640,478	50,937

Gross margin (loss)	339,876	10,404	594,843	(6,429)

Operating expenses
Selling expenses	81,111	66,937	265,729	244,332
General and administrative expenses	1,368,487	2,299,806	5,639,136	4,749,656
Research and development	-	-	-	2,311
Total operating expenses	1,449,598	2,366,743	5,904,865	4,996,299

Loss from operations	(1,109,722)	(2,356,339)	(5,310,022)	(5,002,728)

Other income (expense)
Interest income	-	11	543	489
Interest expense	(2,629,188)	(401,422)	(2,868,184)	(484,344)
Gain on derivative	18,105	-	827,491	-
Loss on extinguishment of debt	-	-	(25,756)	-
Amortization of debt discount	(154,967)	-	(542,069)	-
Total other income (expense)	(2,766,050)	(401,411)	(2,607,975)	(483,855)

Net loss	(3,875,772)	(2,757,750)	(7,917,997)	(5,486,583)

Net loss attributable to non-controlling interest	(79,768)	(8,192)	(171,000)	(20,158)

Net loss attributable to the Company	$(3,796,004)	$(2,749,558)	$(7,746,997)	$(5,466,425)

Loss per common share, basic and diluted	$(0.03)	$(0.06)	$(0.08)	$(0.14)

Weighted average common shares outstanding,
basic and diluted	128,920,249	46,130,935	96,423,753	38,953,317

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

Clear Skies Solar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30,	2010	2009
		(Restated)
Net loss	$(7,917,997)	$(5,486,583)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	17,960
Stock-based compensation	2,637,608	3,007,812
Interest expense associated with notes payable	2,868,184	437,915
Amortization of debt discount	542,069	-
Change in fair value of embedded derivative	(469,584)	-
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
Accounts receivable	82,868	127,683
Inventories	-	11,113
Costs and estimated earnings in excess of billings	(2,877,030)	-
Deferred financing costs and prepaid expenses	(48,950)	(39,326)
Security deposits	56,817	-
Other assets	(177,629)	(16,817)
Accounts payable and accrued expenses	4,050,405	514,112
Provision for estimated warranty liability	35,691	-
Billings in excess of costs and estimated earnings	17,507	2,221
Payroll liabilities	398,260	299,334
Obligations to issue option and warrant	-	(47,500)

Net cash used in operating activities:	(801,781)	(1,172,076)

Net cash provided by investing activities:
Proceeds from sale of equipment	-	8,000

Net cash provided by financing activities:
Proceeds from exercise of a warrant	385,000	-
Proceeds from conversion of convertible notes	335,000	-
Repayment of loans payable	-	(9,000)
Repayment of notes payable	(22,000)	-
Proceeds from notes payable	-	1,101,464

Net cash provided by financing activities:	698,000	1,092,464

Net decrease in cash and cash equivalents:	(103,781)	(71,612)

Cash and cash equivalents, beginning of period	132,325	155,577

Cash and cash equivalents, end of period	$28,544	$83,965

Supplemental disclosure of non-cash financing and investment activities:
Value of shares of common stock issued to consultants	$310,000	$577,104
Value of shares of common stock issued as part of note conversion	$1,230,841	$-
Value of shares of common stock issued as part of conversion of preferred stock	$814,500	$-

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation, current status and nature of operations

The accompanying unaudited condensed consolidated financial statements as of September 30, 2010, and for the three and nine month periods ended September 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and with the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company, these unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the information set forth therein. All such adjustments are of a normal recurring nature. Results for interim periods are not necessarily indicative of results to be expected for a full year. The condensed consolidated balance sheet information as of December 31, 2009 was derived from the audited financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The interim financial statements contained herein should be read in conjunction with that Report.

The accompanying condensed consolidated balance sheets as of December 31, 2009 has been adjusted to reflect the restated balance sheet of Carbon 612 Corporation, the Company’s  majority owned subsidiary, as reflected in that subsidiary’s Registration Statement on Form 10A/2 filed with the Securities and Exchange Commission on September 30, 2010.

Current Status

During the nine months ended September 30, 2010, Clear Skies Solar, Inc. (the “Company”, “Clear Skies”, “we” or “our”) completed installation of five solar energy projects with a total capacity of over 1.5 megawatts (“mW”) and has evaluated a number of other potential projects. We are also negotiating with several parties for the financing and construction of a number of additional solar energy projects; however, there can be no assurance that we will be successful in these negotiations or that such projects would be profitable. Even if we are successful in negotiating construction agreements after the customer has negotiated the financing arrangements, since we recognize revenue under the percentage of completion method it could be several months (due to the time for the necessary design and engineering work and the building permit application process) after entering into contracts before the Company begins performance and is able to report revenue in our financial statements.

Since inception, the Company has incurred losses and negative cash flows from operations and at September 30, 2010, the Company had an accumulated deficit of approximately $27.4 million.  At September 30, 2010 and November 16, 2010 we had approximately $22,000 and $81,000 in cash, respectively, excluding the cash balance of Carbon 612 Corporation, our majority owned subsidiary.  Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities and entering into contracts for the financing and installation of solar energy systems and the resulting cash flows and revenues, we believe that we will have adequate resources to fund our operations in 2010. Notwithstanding our sale of convertible notes and the exercise of common stock purchase warrants during the first nine months of 2010, for total gross proceeds of $695,000, and the sale of our common stock in October 2010 for gross and net proceeds of $380,000, we will need to raise additional funds to pay outstanding vendor invoices and to fund our operations. There can be no assurances, however, that we will be successful in entering into such contracts or arranging sales of our equity or debt securities on terms satisfactory to us, in which case we will probably not be able to continue as a going concern.

The accompanying condensed consolidated balance sheets do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the potential inability of the Company to continue as a going concern.

Nature of Operations

Clear Skies Group, Inc. (“CSG”) was formed in September 2003 for the purpose of providing turnkey solar electricity installations and renewable energy technology solutions to commercial and residential customers across the United States. CSG commenced operations in August 2005 and received its initial funding in September 2005. Through a reverse merger completed in December 2007, CSG became a wholly owned subsidiary of Clear Skies Solar, Inc. The Company also has proprietary and patented remote monitoring technology under the name XTRAX® with applications in the solar electricity production field and other potential markets. The XTRAX® technology is being finalized and the commercialization of it is expected to begin during 2011 through our majority owned subsidiary Carbon 612 Corporation (“Carbon 612” or “C612”).  In February 2010, Carbon 612 filed a registration statement on Form 10 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed amendments to that registration statement on May 12, 2010 and September 30, 2010, and will file another amendment in the near future.  Carbon 612 is itself subject to the reporting requirements of the Exchange Act, and its financial statements are consolidated with our financial statements in this Form 10-Q.

2. Summary of significant accounting policies

Cash

The Company maintains cash balances which consist of demand deposits with a high-credit quality financial institution. Such amounts may from time to time in the future exceed FDIC insurance limits. The Company has not experienced any losses on these deposits to date.

Accounts Receivable and Allowance for Doubtful Accounts

The Company regularly evaluates the collectability of its accounts receivable. The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past bad debts and collections and current credit conditions. Accounts receivable are written-off as uncollectible on a case-by-case basis at the discretion of management. Accounts receivable consist of trade receivables and when applicable amounts due from state agencies for rebates on state-approved solar systems installed. No rebates from state agencies were included in accounts receivable at September 30, 2010 or December 31, 2009. The Company’s accounts receivable balance as of September 30, 2010 and 2009 was $161,949 and $94,817, respectively. The allowance for doubtful accounts balance for the same periods was $94,817 and $65,275, respectively.

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

Property and Equipment

As of December 31, 2009, the Company wrote off the remaining balance of all property and equipment. Prior to that write off, property and equipment were stated at cost less accumulated depreciation and the Company provided for depreciation principally using the straight-line method as follows:

Asset	Useful Life
Computer equipment	3 Years
Equipment and tools	3 Years
Automobile	5 Years

Property and equipment acquisitions after December 31, 2009 are treated as an expense.

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

Revenue Recognition

We currently have one primary revenue stream generated by our activities as a prime contractor for the design and installation of solar energy systems. We may have other revenue if we serve as a consultant to others on solar projects as we did in 2009 and as we have done in years before 2009, work as a subcontractor for others. These revenue streams have very different characteristics and payment time cycles. Therefore, we apply a different revenue recognition policy to each category.

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

Subcontractor and Consulting Revenue: Prior to 2009 we performed installation and other services as a subcontractor. We might do so again and may also perform consulting work for others, as we did for Toshiba Corporation during 2009. These services differ from contract revenue as we are entitled to be compensated for subcontractor or consulting work performed prior to completion of the system. We are paid for all invoiced work provided that we complete tasks satisfactorily and invoice the client for our work in a timely manner. We will recognize all revenues from projects where we act as a subcontractor or as a consultant as they are invoiced to the client if we are reasonably assured of payment.

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

Manufacturer and Installation Warranties

The Company warrants its products and services against defects in material or installation workmanship. The manufacturer’s warranty period applicable to the solar panels and inverters used by the Company have a warranty period range of 5 to 25 years. The Company assists its customers in the event that the manufacturer’s warranty needs to be used to replace a defective panel or inverter. The Company provides a 5-year warranty on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are covered by a manufacturer’s warranty. The Company records a provision for the installation warranty, within cost of revenues — currently at 2% of contract revenue from completed contracts — based on historical experience and future expectations of the probable cost to be incurred in honoring its warranty commitment. The 2% rate may change based on actual experience in the future. The amounts charged to warranty expense for the three and nine months ended September 30, 2010 and 2009 was zero, $35,691, zero and zero, respectively. There were no warranty costs incurred in any of these periods.

Fair Value of Financial Instruments

The carrying values reported for cash, accounts receivable, accounts payable, accrued liabilities and debt in the accompanying condensed consolidated balance sheets approximate their respective fair values due to the short-term maturity of these financial instruments.

Research and Development

Research and development costs are charged to expense as incurred. These costs were zero, zero, zero and $2,311 for each of the three and nine month periods ended September 30, 2010 and 2009, respectively.

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

Loss Per Share

The Company complies with GAAP related to calculation of loss per share, which requires a dual presentation of basic and diluted loss per common share for all periods presented. Basic loss per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the income/loss of the Company. The difference between the number of shares used to compute basic income/loss per share and diluted income/loss per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants and conversion of convertible notes payable, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. As the Company reported a net loss for the three and nine months ended September 30, 2010 and 2009, the effects of the shares issuable upon exercise of outstanding warrants, options and convertible securities as of September 30, 2010 and 2009 have not been considered in the diluted net loss per common share since these dilutive securities would reduce the loss per common share and become anti-dilutive.

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

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule exists when the host instrument is deemed to be conventional as that term is described under applicable GAAP. The convertible notes we have issued contain adjustment (or ratchet) provisions and accordingly, we determined that the embedded feature within the convertible notes and the warrants are indexed to the Company’s common stock, but the ratchets are only applicable if the Company issues common stock or instruments convertible into common stock below the then applicable conversion or purchase price in the note or warrant. We account for convertible instruments (when we have determined that the embedded conversion options should be bifurcated from their host instruments) as follows: we record a convertible note payable and discounts to the convertible notes for the value of the warrants. The embedded derivative is recorded separately at the grant date and fair valued on a quarterly basis. A gain (loss) on embedded derivative feature is recognized in earnings on a quarterly basis. Discounts under these arrangements are amortized over the term of the notes to their stated date of maturity.

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

Stock based compensation expense related to stock option grants for the three and nine months ended September 30, 2010 and 2009 was $265,717, $2,637,608, $1,610,100 and $3,007,812, respectively. Stock based compensation expense is included in selling and general and administrative expenses on the accompanying condensed consolidated statements of operations. See Note 6 for additional information.

GAAP requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s condensed consolidated statement of operations.

Stock based compensation expense recognized in the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 included compensation expense for share-based payment awards based on the grant date fair value. The Company follows the straight-line single option method of attributing the value of stock based compensation to expense. As stock based compensation expense recognized in the condensed consolidated statement of operations for the three and nine months ended September 30, 2010 and 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. GAAP requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company accounts for non-employee stock based compensation expense in accordance with GAAP where the unvested value of grants is adjusted to market at each reporting period. The Company issued non-employee grants, totaling zero, zero, zero and 450,000 share options in the three and nine months ended September 30, 2010 and 2009, respectively.

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

3. Recently Issued Accounting Pronouncements

Management does not believe that any recently issued accounting standards if currently adopted would have a material effect on the Company’s condensed consolidated financial statements or the Company’s future results of operations.

4. Deferred Financing Costs

Deferred financing costs at September 30, 2010 and December 31, 2009 are as follows:

	September 30,	December 31,
	2010	2009
Deferred financing costs, net	$512,386	$70,761
Compensation for future services rendered	-	53,799

Totals	$512,386	$124,560

5. Related Party Transactions

Several of the Company’s officers and directors, or their affiliates, have from time to time extended loans to the Company or agreed to defer compensation payable to them in order to fund the Company’s operating expenses. As of September 30, 2010 and December 31, 2009, no related party loans were outstanding except that Arthur Goldberg, our Vice President and Chief Financial Officer, was a purchaser of $11,000 face amount of each of the notes payable maturing on July 28, 2010, and July 31, 2010, as well as the one year notes sold on January 6, 2010. The two notes maturing in July 2010 were satisfied in cash. He received 100,000 shares of our common stock on July 13, 2010 as part of the financing transaction completed on that date.  He also received warrants expiring three years from issue to purchase shares of our common stock proportionately to the other purchasers of notes. Pursuant to the Carbon 612 November 2009 purchase agreements with a group of investors Mr. Goldberg purchased 1,500,000 common shares of our majority owned subsidiary, Carbon 612, and 1,500,000 warrants from Carbon 612, for an aggregate purchase price of $15,000.

6. Stock Options, Warrants and Convertible Notes Payable

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

In December 2007 and April 2010, the Company’s shareholders approved the 2007, 2008 and 2009 Equity Incentive Plans which each provide for the granting to both employees and non-employees of up to 2,500,000 shares of the Company’s common stock pursuant to awards of options and/or restricted stock. On July 12, 2010 the Board of Directors approved the 2010 Equity Incentive Plan which provides for the granting to both employees and non-employees of up to 3,500,000 shares of the Company’s common stock pursuant to awards of options and/or restricted stock.  During the three months ended September 30, 2010 options to purchase a total of 2,850,000 shares were granted to employees at $.04 per share pursuant to the 2010 plan. At September 30, 2010, the Company had outstanding options granted under the 2007, 2008, 2009 and 2010 plans (the “Plans”) to purchase an aggregate of 10,200,000 shares of the Company’s common stock. The Plans are administered by our Board of Directors.  See note 9.

On May 1, 2008, the Company adopted the Clear Skies Solar, Inc. 2008 Non-Employee Director Compensation Plan, which it amended on November 12, 2008. This plan provides for the granting of up to one million options to non-employee directors, all of which were granted prior to March 31, 2010. A summary of the Company’s stock option activity in the first nine months of 2010, for thirteen employees and two non-employee directors, is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of	Price per	Term
	Options	Option	(Years)
Employees:
Outstanding, January 1, 2010	6,150,000	$0.15	7.82
Granted — January 19, 2010	1,340,000	$0.17	9.25
Granted – March 30, 2010	10,000	$0.07	9.50
Granted - July 12, 2010	2,850,000	$0.04	9.75

Total, September 30, 2010	10,350,000

Cancellations	60,000	$0.12
	60,000	$0.09
	30,000	$0.32

Outstanding, September 30, 2010	10,200,000

Non-employees directors:	800,000	$0.16	8.36
Outstanding, January 1, 2010
Granted — January 19, 2010	200,000	$0.17	9.25

Outstanding, September 30, 2010	1,000,000

The following table summarizes additional information about the assumptions used to determine the fair value of stock options granted during the three months ended September 30, 2010:

Risk free rate	2.18%
Stock price volatility	78.09%
Dividend yield	0
Term	4.5 – 6 years

As of September 30, 2010, the Company’s outstanding options granted prior to that date had no intrinsic value due to the stock price on that date.

Outstanding warrants as of September 30, 2010 were as follows:

						Shares
		Original		Reset		Available to
	Original	Number of	Reset	Number of		Be Purchased
Date	Purchase	Shares that	Price	Shares that	Shares	as of	Expiration
Warrants	Price Per	Could be	Per	Could be	Actually	Sept. 30,	Date of
Issued	Share	Purchased	Share	Purchased	Purchased	2010	Warrant

12/20/2007	$0.50	1,232,401			30,280	1,202,121	12/20/2010
2/23/2009	$0.18	125,000				125,000	2/23/2014
4/29/2009	$0.16	312,500				312,500	4/29/2014
5/5/2009	$0.14	650,000				650,000	5/5/2014
7/28/2009	$0.07	157,143	$0.02	550,000		550,000	7/27/2012
9/16/2009	$0.16	68,750	$0.02	550,000		550,000	9/15/2012
11/30/2009	$0.15	3,000,000				3,000,000	11/29/2014
1/6/2010	$0.10	110,000	$0.02	550,000		550,000	1/6/2013
1/6/2010	$0.10	62,500				62,500	1/6/2013

		5,718,294				7,002,121

Carbon 612 Securities Purchase Agreement

On November 13, 2009, our subsidiary, Carbon 612, entered into a Securities Purchase Agreement with a group of investors (the “Purchase Agreement”) that provided for, among other things, the sale by Carbon 612 to the investors of (i) an aggregate of 15,000,000 shares (the “Shares”) of its common stock, par value $0.001 (“Common Stock”) at $.01 per share and (ii) warrants to purchase up to an aggregate of an additional 15,000,000 shares of its Common Stock (the “Warrants”) at $.10 per share. Carbon 612 received gross proceeds in the aggregate amount of $150,000 (before expenses of $37,500) from the sale of the Shares and the Warrants. Immediately after the closing and as of September 30, 2010, Clear Skies owns approximately 66% of Carbon 612’s outstanding shares of Common Stock.  Arthur Goldberg, Chief Financial Officer of Clear Skies and a Vice President, Secretary and Treasurer of Carbon 612, purchased 1,500,000 Shares and 1,500,000 Warrants under the Purchase Agreement, for an aggregate purchase price of $15,000.

The Company has concluded that the anti-dilution provisions in the warrants issued in November 13, 2009, should be accounted for as derivatives and reported as liabilities at fair value in accordance with ASC 815 as of December 31, 2009. Accordingly, the Company recorded a liability in the amount of $60,000 as a derivative liability at December 31, 2009. The Company believes that the estimate of fair value from issuance on November 13, 2009 to September 30, 2010 has remained the same as Carbon 612 has had no other stock offerings and no significant operations during the period.  Once the Company is able to put into place its business plans and commence revenue producing activities, the fair value of this liability may change. Any fair value adjustments of this liability will be recognized in earnings.

Financing Agreements

On May 8, 2009, July 28, 2009, September 16, 2009, January 6, 2010 and January 22, 2010, Clear Skies Solar, Inc. (the “Company”) issued convertible promissory notes in the aggregate principal amount of  $1,302,000 (collectively, the “Notes”) and warrants to purchase an aggregate of 18,190,654 shares of the Company’s common stock (collectively, the “Warrants”).  See the Company’s Current Reports on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on May 13, 2009, August 3, 2009, September 21, 2009, November 3, 2009, January 12, 2010 and January 27, 2010 for a detailed description of these issuances.

On July 13, 2010, the Company entered into an Amendment Agreement (the “Amendment Agreement”) with the holders of its Notes and related Warrants purchased pursuant to those certain Subscription Agreements, dated as of May 8, 2009, July 28, 2009, September 16, 2009 and January 6, 2010.  Pursuant to the terms of the Amendment Agreement: (1) the conversion price of the $728,000 aggregate face amount of the outstanding Notes was reduced from $0.06 to $0.03 per share; (2) certain of the outstanding Notes with an aggregate principal amount of $420,000, plus interest to July 12, 2010, were converted into 14,609,088 shares of common stock at $0.03 per share; (3) the maturity dates of $275,000 aggregate face amount of the Notes due to Alpha Capital Anstalt (“Alpha”) dated July 28, 2009 and September 16, 2009 were extended from July 28, 2010 and July 31, 2010 to January 28, 2011 and January 31, 2011, respectively; (4) the purchase price of all of the related outstanding Warrants, to purchase up to 12,440,475 shares of the Company’s common stock, was reduced from $0.06 to $0.03 per share; (5) upon exercise of these Warrants, the Company agreed to issue an aggregate of an additional 4,523,357 shares of common stock; (6) the Company issued an aggregate of an additional 2,950,000 restricted shares of its common stock to the holders of the Notes as incentive shares; and (7) the Company agreed not to issue shares of its common stock or other securities convertible into shares of its common stock, for a one-year period, for a price per share of less than $0.03 (the “one-year price floor”).

The aforementioned changes to the terms of the Notes and related Warrants, along with the other provisions of the Amendment Agreement reached with the Noteholders, are to be considered as one overall change to the terms of the Notes and related Warrants. As the Notes and Warrants contain embedded conversion options separately accounted for as a derivative under ASC 815, the changes are to be accounted for as a Modification, in accordance with ASC 470.  Accordingly, the fair value or change in fair value of the various components modified above are charged to deferred financing costs and is being accreted over the remaining life of the associated Notes. At September 30, 2010, $1,013,955 of these deferred financing costs have been charged to operations due to the conversion of the related notes.

Total deferred financing costs of $1,707,959 were recognized in conjunction with the Amendment Agreement, comprised of the following: (1) $728,000 related to the reduction of the conversion price of the Notes from $0.06 to $0.03 per share, calculated as the change in the total number of shares underlying the Notes, assuming full conversion, multiplied by the Company’s closing market price of $0.06; (2) $802,959 related to the reduction in the purchase price of the related Warrants from $0.06 to $0.03 ($531,558) per share and the granting of an additional 4,523,357 shares of common stock underlying these Warrants, ($271,401), calculated as the difference in the fair value of the Warrants immediately prior to the Modification and the Warrants immediately after the Modification, at the lower purchase price and increased conversion ratio.  The Company estimated the fair value of the warrants before and after modification using the Black-Scholes option pricing model at $.03 and $.04 respectively, per Warrant, utilizing the following assumptions: expected volatility ranging from 70.01% to 83.08%, risk free interest rate ranging from 0.67% to 1.09%, expected term ranging from approximately two to three years and a market price of $0.06; and (3) $177,000 related to the issuance of 2,950,000 restricted shares of common stock to the holders of the Notes as incentive shares, valued at the Company’s closing market price of $0.06.

On July 30, 2010, the Company sold a thirty day Warrant to purchase up to 41,131,212 shares of the Company’s common stock at a cash exercise price of $.007901542 per share, for a purchase price of $325,000, exercisable for a period of thirty (30) days following issuance, provided that the five day average trading price of a share of the Company’s common stock is equal to or greater than $0.50 per share at any time during such period.  This Warrant contained limitations on exercise, including that the holder may not convert the Warrant to the extent that upon exercise the holder, together with its affiliates, would own in excess of 4.99% of the Company’s outstanding shares of common stock (subject to an increase upon at least 61-days’ notice by the Subscriber to the Company, of up to 9.99%).  This Warrant did not contain a ratchet or like provision.  These Warrants were never exercised and expired at the end of the thirty days.

On July 29, 2010, the Company amended the Notes and Warrants held by Arthur Goldberg, the Company’s Vice President and Chief Financial Officer.  The conversion price of the $33,000 aggregate face amount of Mr. Goldberg’s outstanding Notes was further reduced from $0.03 to $0.02 per share.  Mr. Goldberg’s Warrants were amended as follows: (1) total shares of common stock underlying his outstanding Warrants were increased from 1,238,075 (including the incentive per the July 13 Amendment Agreement) to 1,650,000; and (2) the purchase price of his Warrants was further reduced from $0.03 to $0.02 per share.

The changes to Mr. Goldberg’s Notes and Warrants are to be accounted for as a Modification, in accordance with ASC 470.  Accordingly, the fair value or change in fair value of the various components modified above is charged to deferred financing costs and is being accreted over the remaining life of the associated notes.  Total deferred financing costs of $57,738 were recognized in conjunction with this Modification, comprised of the following: (1) $33,000 related to the reduction of the conversion price of the Notes from $0.03 to $0.02 per share, calculated as the change in the total number of shares underlying the Notes, assuming full conversion, multiplied by the Company’s closing market price of $0.04; (2) $24,738 related to the reduction in the purchase price of the related Warrants from $0.03 to $0.02 per share and the increase in the number of shares of common stock underlying these Warrants, calculated as the difference in the fair value of the Warrants immediately prior to the Modification and the Warrants immediately after the Modification.  The Company estimated the fair value of the warrants before and after modification using the Black-Scholes option pricing model at $0.02 and $0.03, respectively, per Warrant, utilizing the following assumptions: expected volatility ranging from 80.92% to 84.90%, risk free interest rate ranging from 0.67% to 0.88%, expected term of approximately two years and a market price of $0.04.

The Company also considered the impact of the repricing of the Warrants on the associated embedded derivative liability. Accordingly, the Company recorded an increase to its derivative liability for the difference between the fair value of the derivative before and after the Modification, and a corresponding increase in debt discount.  Any excess discount over the note payable value is recognized as additional interest expense at the date of Modification in accordance with ASC 815.  The total discount at the date of modification is being amortized over the remaining life of the associated Notes.  The decrease in the derivative value due to the Modification was $2,675, and resulting in a decrease in interest expense totaling $2,675. The Company estimated the fair value of the warrants after modification using the Black-Scholes option pricing model at $0.03, per Warrant, utilizing the following assumptions: expected volatility of 80.92%, risk free interest rate of 0.88%, expected term of approximately two years and a market price of $0.04.

On August 2, 2010, the Company entered into an agreement with Alpha Capital Anstalt (“Alpha”) pursuant to which the conversion price of their outstanding Notes was further reduced from $0.03 to $.007901542 per share and Alpha agreed to convert outstanding promissory notes issued by the Company to Alpha in the aggregate principal amount of $275,000 (the “Notes”), provided that following a conversion the holder of the Notes, together with its affiliates, would not beneficially own greater than 9.99% of the outstanding shares of the Company’s common stock. The holder of the Notes may waive this limitation effective 61 days following written notice to the Company.  In addition as part of this transaction, Alpha (a) waived any and all rights under the Notes and related subscription agreement (the “SA”) relating to: (i) any rights of first refusal, (ii) anti-dilution and most favored nations provisions, and (iii) negative covenants in the SA, including but not limited to limitations on filing of any registration statements under the Securities Act of 1933, as amended, and transactions with affiliates and other insiders, and (b) released any and all security interests in any collateral pledged to Alpha to secure the Notes.

The change to Alpha’s Notes is to be accounted for as a Modification, in accordance with ASC 470.  Accordingly, the fair value or change in fair value of the various components modified above are charged to deferred financing costs and is being accreted over the remaining life of the associated notes.  Total deferred financing costs of $1,281,833 were recognized in conjunction with this Modification related to the reduction of the conversion price of the Notes from $0.03 to $.007901542 per share, calculated as the change in the total number of shares underlying the Notes, assuming full conversion, multiplied by the Company’s closing market price of $0.05. At September 30, 2010, $1,013,955 of these deferred financing costs have been charged to operations due to the conversion of the related notes.

As part of the transactions occurring from July 29, 2010 to August 2, 2010, the holders of Warrants to purchase an aggregate of 28,166,232 shares of the Company’s common stock agreed to and did cancel such Warrants and agreed to convert all of their notes.

As of September 30, 2010, Alpha held Notes in aggregate face amount of $134,271 which were convertible into 16,993,014 shares of common stock.  On October 5, 2010, Alpha converted $49,719 face amount of its notes into 6,500,000 shares of common stock.  The balance of these Notes continues to bear interest at 5% per annum.

Notes payable to Mr. Goldberg in the aggregate face amount of $22,000, plus accrued interest of $1,271, were repaid in cash on September 7, 2010.  The remaining $11,000 Note matures on January 6, 2011.

When Notes are either paid off or converted, and Warrants are either exercised or cancelled, any associated unamortized deferred financing costs and debt discount are removed from the related accounts and recorded as a reduction to interest expense.  During the three months ended September 30, 2010, $2,613,724 of deferred financing costs and $13,957 of debt discount were charged to interest expense.

Accrued interest expense related to the notes held by Alpha amounted to $9,489 at September 30, 2010.

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

As described in the Unsecured Note, the Company issued a warrant with a purchase price of $0.10 per share in connection with the sale of the Unsecured Note. The warrant is exercisable commencing March 31, 2010 for a period of three (3) years from January 6, 2010 at an exercise price of $0.10 per share, as may be adjusted. In the event the Unsecured Note is outstanding after its maturity date, then the exercise price shall be reduced to $0.06. The Company estimated the fair value of the warrant issued using the Black-Scholes option pricing model at $0.08 per warrant utilizing the following assumptions: expected volatility of 77.23%, risk free interest rate of 1.60%, expected term of three years and a market price of $0.14. The warrant expires three years from the date of issuance. Accordingly, the Company allocated a portion of the proceeds from the note to the common stock and warrant based on the relative fair value of the notes and warrants, the relative fair value of the warrants, which amounted to $4,287, was recorded as a discount to the note and a corresponding increase to additional paid-in capital. This amount will be charged to interest expense over the term of the note.

Accrued interest expense related to the Unsecured Note payable amounted to $914 at September 30, 2010.

The Company's convertible notes and advance balances are shown below:

September 30, 2010
January 2010 Convertible Notes	$145,271
January 2010 Unsecured Note	25,000
170,271
Debt discount	(26,438)

Current portion of convertible notes payable	$143,833

Deferred Financing Costs

Deferred financing costs represent costs incurred in connection with the issuance of the convertible notes payable. Deferred financing costs are being amortized over the term of the financing instrument on a straight-line basis, which approximates the effective interest method. During the three and nine months ended September 30, 2010 and 2009, the Company capitalized deferred financing costs of $3,047,530, $3,560,270, zero and zero, respectively. During the three and nine months ended September 30, 2010 and 2009, the Company amortized deferred financing costs of $2,613,724, $3,172,393, zero and zero, respectively, to interest expense.

Embedded Derivative Liabilities are as follows:

Balance at December 31, 2009	$539,099
Issuance of convertible notes and warrants	357,907

Change in fair value included in other income	(827,491)
Balance at September 30, 2010	$69,515

Convertible Preferred Stock

During July and August 2010, the holders of the then remaining 1,320,000 shares of preferred stock converted their shares into shares of Common Stock, at the 10:1 conversion ratio stated in the preferred stock, resulting in the issuance of 13,200,000 shares of Common Stock.  At September 30, 2010 there were no shares of convertible preferred stock outstanding.

7. Contracts

The Company generates billings based on the fulfillment of milestones, which are set forth in the signed contract for each project. Milestones may include, but are not limited to, initial permits being obtained, delivery of materials, and when installation is subsequently complete.

As of:	September	December
	30, 2010	31, 2009
Costs incurred on contracts	$7,072,122	$2,464,153
Estimated earnings, less foreseeable losses	987,811	434,303
	8,059,933	2,898,456
Billings to date	(5,242,963)	(2,941,009)
Net costs and estimated earnings/losses in excess of billings	$2,816,970	$(42,553)

These amounts are included in the accompanying September 30, 2010 and December 31, 2009 balance sheets under the following captions:
Costs and estimated earnings in excess of billings	$2,877,030	$-
Billings in excess of costs and estimated earnings	(60,060)	(42,553)
	$2,816,970	$(42,553)

8. Commitments and Contingencies

Litigation

From time to time, the Company is a party to various legal matters in the normal course of business, the outcome of which, in the opinion of management, will not have a material adverse effect on the condensed consolidated financial position, results of operations or cash flows of the Company.

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

9. Subsequent Events

On October 11, 2010, the Company issued 5,000,000 shares of common stock, with a fair market value of $200,000, as security for settlement of an account payable to a vendor. The shares were placed into escrow and will be returned to the Company upon satisfaction of the account payable.

On October 12, 2010, the Company entered into stock purchase agreements with Chevra Toras Chesed (“Chevra”) and Congregation Kehal Yerayim Ateres Zvi (“Kehal”), pursuant to which, on October 13, 2010, the Company sold an aggregate of 10,000,000 shares of common stock, with a fair market value of $500,000, (of which 5,000,000 shares were sold to each buyer) for a purchase price of $0.025 per share (for an aggregate purchase price of $250,000). On October 13, 2010, the Company entered into stock purchase agreements with Chevra and Kehal, pursuant to which the Company sold an aggregate of 4,000,000 shares of common stock, with a fair market value of $200,000, (of which 2,000,000 shares were sold to each buyer) for a purchase price of $0.0325 per share (for an aggregate purchase price of $130,000).

In connection with the foregoing, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.  For a full description of the above see our Current Report on Form 8-K filed with the SEC on October 14, 2010.

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

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements". The words or phrases "can be," may," "could," "would," "expects," "believes," "seeks," "estimates," "projects" and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various risks and uncertainties, including those described in the section "Risk Factors" included in our Form 10-K for the year ended December 31, 2009, and we caution you that any forward-looking information provided by or on behalf of us is not a guarantee of future performance. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond our control. All such forward-looking statements are current only as of the date on which such statements were made. Except as required by applicable securities laws, we do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

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

Clear Skies Group, Inc. was incorporated in 2003 and began operations in August 2005. As a result of the reverse merger transaction that we consummated on December 20, 2007, our historical financial statements for periods prior to the reverse merger are those of Clear Skies Group, Inc.

Since we began operations we have incurred annual net losses. As of September 30, 2010, we had an accumulated deficit of $27,426,230 and we expect to incur additional losses in the foreseeable future. Our revenues during the three and nine month periods ended September 30, 2010 and 2009 were $3,404,673, $5,235,321, $33,395 and $44,508, respectively. We recognized net losses of $3,875,772 and $7,917,997 (or a basic and diluted loss of $.03 and $.08 per common share) for the three and nine months ended September 30, 2010. We also recognized net losses of $2,757,750 and $5,486,583 (or a basic and diluted loss of $.06 and $.14 per common share) for the comparable periods in 2009. The net loss for the three and nine months ended September 30, 2010 includes a total of $3,288,868 and $6,047,861 of non-cash charges, primarily stock based compensation and interest expense associated with the issuance of notes. The net loss for the three and nine months ended September 30, 2010 and 2009 includes a total of $265,717, $2,637,608, $2,053,899, and $3,463,687 of non-cash charges for stock based compensation.

Since our inception, we have financed our operations primarily through sales of equity and debt securities. Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities and entering into contracts for the financing and installation of solar energy systems and the resulting cash flows and revenues, we believe that we will have adequate resources to fund our operations in 2010. However, there can be no assurances that we will be successful in entering into such contracts or arranging financing on terms satisfactory to us, in which case there would be significant doubt as to our ability to continue as a going concern. As of November 8, 2010, our available cash balance was approximately $87,000. Notwithstanding our sale of convertible notes and the exercise of common stock purchase warrants during the first nine months of 2010 for total gross proceeds of $695,000, and the sale of our common stock, as discussed in Note 9, for gross and net proceeds of $380,000 in October, 2010, we will need to raise additional funds to pay outstanding vendor invoices and to fund our operations.

Depending upon the needs of our customers, we may have to increase our installation staff significantly in 2010 and 2011 to ensure that installations can be completed while applicable rebates remain in effect. We expect that our selling and general and administrative expenses will increase in future periods as we expand our administrative, sales and installation workforce.

We outgrew our original offices and in June 2008 leased new office space in Mineola, New York as our headquarters which can accommodate our expected needs for the next three years. See Lease Commitments in Note 8 in Item 1. Financial Statements. In addition, we anticipate establishing regional field offices for our sales teams. Accordingly, we expect the rental expense component of our general and administrative expenses to increase in future periods.

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

Results of Operations: Comparison of the Three Month Periods Ended September 30, 2010 and 2009

Revenues and cost of revenues

Revenues for the three months ended September 30, 2010 were $3,404,673, an increase from $33,395 for the three months ended September 30, 2009. In the 2010 period, revenue increased as we had almost completed the work on three solar energy installation contracts and in the 2009 period we had no jobs under construction. Cost of revenue in the three months ended September 30, 2010 was $3,064,797, up from $22,991 cost of revenue in the three months ended September 30, 2009. The gross margin in the three months ended September 30, 2010 was $339,876, or 10%, compared to the $10,404 gross margin or 31% in the three months ended September 30, 2009.

Operating Expenses

Operating expenses are composed of selling expenses and general and administrative expenses. Selling expenses increased by $14,174 (or 21%) to $81,111 in the third quarter of 2010 compared to $66,937 in the comparable 2009 quarter due primarily to increased travel expenses of $6,000 and compensation of  $4,000.

General and administrative expenses were $1,368,487 for the three months ended September 30, 2010 compared to $2,299,806 in the three months ended September 30, 2009, for a decrease of $931,319, or 41%. The decrease is largely accounted for by decreases in non-cash compensation expenses of $1,344,000, partially offset by increases in non-cash consulting fees of $196,000 and non-cash financing costs of $152,000.

Other Expenses

Interest income for the three months ended September 30, 2010 was zero compared to $11 of interest income in the three months ended September 30, 2009.

The increase in interest expense to $2,629,188 from $401,422 in the third quarter of 2009, or an increase of $2,227,766 or 555%, was primarily attributable to $2,374,826 of non-cash interest expense recognized on modification of outstanding convertible notes.

We also charged $154,967 for amortization of debt discount related to the sales in 2010 and 2009 of convertible notes with warrants, some of which were converted into our common stock during the third quarter of 2010, resulting in a gain on derivative liability of $18,105.  There were no comparable charges in the 2009 periods.

Results of Operations: Comparison of the Nine Month Periods Ended September 30, 2010 and 2009

Revenues and cost of revenues

Revenues for the nine months ended September 30, 2010 were $5,235,321, an increase of $5,190,813 from the $44,508 of revenue for the nine months ended September 30, 2009. In the 2010 period, revenue increased as we had completed the work on two solar energy installation contracts and almost completed three other installations, while in the 2009 period we had only completed work on one small residential project and sold excess inventory. Cost of revenue in the nine months ended September 30, 2010 was $4,640,478, up from the $50,937 cost of revenue in the nine months ended September 30, 2009. The gross margin in the nine months ended September 30, 2010 was $594,843 or 11%, compared to the gross margin loss of $(6,429) or 14% in the nine months ended September 30, 2009.

Operating Expenses

Operating expenses are composed of selling expenses, general and administrative expenses and research and development. Selling expenses increased by $21,397 or 9% to $265,729  in the first nine months of 2010 compared to $244,332 in the comparable 2009 period. The increase is largely accounted for by an increase in compensation of $24,000.

General and administrative and research and development expenses were $5,639,136 for the nine months ended September 30, 2010 compared to $4,751,967 in the nine months ended September 30, 2009, for an increase of $887,169 or 19%. This increase is largely accounted for by increases in non-cash compensation expense of $341,000, non-cash legal fees of $468,000 (which includes fees previously capitalized related to financing transactions), non-cash consulting fees of $260,000, non-cash financing costs of $255,000 and technical, engineering and operating costs of $120,000, partly offset by decreases in investor relations fees of $595,000.

Other Expenses

Interest income for the nine months ended September 30, 2010 was $543 compared to $489 of interest income in the nine months ended September 30, 2009.

The increase in interest expense to $2,868,184 from $484,344 in the first nine months of 2009, or an increase of $2,383,840 was primarily attributable to $2,374,826 of non-cash interest expense on modification of outstanding convertible notes.

We also charged $542,069 for amortization of debt discount related to the sale in 2010 and 2009 of convertible notes with warrants, some of which were converted into our common stock during the second half of 2010, resulting in a gain on derivative liability of $827,491. There were no comparable charges in the 2009 periods.

Cash Flows from Operations

Non-cash items totaled $6,047,861 for the nine months ended September 30, 2010 compared to $3,025,772 for the nine months ended September 30, 2009. The increase of $3,022,089 is largely accounted for by interest expense associated with issuance of notes and amortization of debt discount expense of $542,069 offset by a decrease in stock-based compensation of $370,204.

Liquidity and Capital Resources - Going Concern

At September 30, 2010, we had an accumulated deficit of $27,426,230 and we expect to incur additional losses in the foreseeable future. While we have funded our operations since inception through private placements of equity and debt securities, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

At September 30, 2010 and November 16, 2010 we had approximately $22,000 and $81,000 in cash, respectively, excluding the cash balances of Carbon 612 Corporation, our majority owned subsidiary. Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities and entering into contracts for the financing and installation of solar energy systems and the resulting cash flows and revenues, we believe that we will have adequate resources to fund our operations in 2010. However, there can be no assurances that we will be successful in entering into such contracts or arranging financing on terms satisfactory to us, in which case there would be significant doubt as to our ability to continue as a going concern. Notwithstanding our sale of convertible notes and the exercise of common stock purchase warrants during the first half of 2010 for total gross proceeds of $695,000, and the sale of common stock in October 2010 for gross and net proceeds of $380,000, we will need to raise additional funds to pay outstanding vendor invoices and to fund our operations. See note 6.

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

•

for general working capital purposes.

Commitments and Contingencies

We occupy premises consisting of 3,356 square feet in a modern office building pursuant to a seven year lease expiring on May 30, 2015. Annual fixed rent under this lease was $93,968 in the first year escalating to $115,510 in the seventh year. Additional payments are due for electricity and real estate tax escalation in amounts to be determined in each future year. We have provided security under this lease in the initial amount of $113,634 which, in the absence of a default under the lease, decreases to $56,817 after two years and to $28,408 after four years. Our obligations for each of the next five calendar years are:

2011	$102,716
2012	$106,311
2013	$110,032
2014	$111,883
2015	$48,129

Certain Risks and Uncertainties

Our Annual Report on Form 10-K for the year ended December 31, 2009 includes a detailed discussion of our risk factors under the heading “Certain Risks and Uncertainties.” There have been no significant changes to our risk factors since the filing of our Form 10-K. The information presented in this 10-Q should be read in conjunction with the risk factors and information disclosed in such Form 10-K.

Off-Balance Sheet Arrangements

We did not engage in any off-balance sheet arrangements during the three months ended September 30, 2010 and 2009.

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

Insufficient resources in our accounting and finance department during 2009 and through September 30, 2010 resulted in an ineffective review, monitoring and analysis of schedules, reconciliation and financial statement disclosures and a misapplication of U.S. GAAP and Securities and Exchange Commission reporting requirements. These conditions, considered a material weakness, remained unresolved as of September 30, 2010. We plan to remedy this condition in 2010 by the use of outside resources to supplement our accounting and finance department.

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

Management is aware that there is a lack of segregation of duties at the Company due to the fact that there are only two people dealing with financial and accounting matters. However, at this time, management has decided that considering the experience and abilities of the employees involved and the low quantity of transactions processed, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation. Notwithstanding the above regarding the lack of segregation of duties, management, including our Chief Executive Officer and Chief Financial Officer, believes that the condensed consolidated financial statements included in this quarterly report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2010, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended Sept 30, 2010, we have issued unregistered securities to the persons described below. These transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. Each sale of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, and/or Rule 506 of Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

From July 2, 2010 to August 2, 2010 we issued 12,650,000 shares of our common stock to four employees upon the conversion of their shares of preferred stock issued to them on January 19, 2010.  On July 13, 2010 we issued 2,950,000 shares of common stock to four parties as an incentive for the completion of a financing transaction.  On July 14, 2010, August 23,2010 and September 8, 2010 we issued a total of 5,300,000 shares of common stock to three parties for consulting services rendered.

 Each issuance of common stock was valued at the closing price of the Company’s common stock on the last trading day preceding the date of issue. Each certificate carries a restricted stock legend on its face.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit No.	Description
4.1	Warrant to purchase 41,131,212 shares of common stock, dated July 30, 2010 (filed with our Current Report on Form 8-K filed on August 5, 2010 and incorporated herein by reference)
10.1

Amendment Agreement, dated as of July 13, 2010, by and among Clear Skies Solar, Inc. and the holders of the Company’s securities signatory thereto (filed with our Current Report on Form 8-K filed on July 13, 2010 and incorporated herein by reference)

10.2	Agreement, dated August 2, 2010, by and among Clear Skies Solar, Inc. and Alpha Capital Anstalt (filed with our Current Report on Form 8-K filed on August 5, 2010 and incorporated herein by reference)
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial and Accounting Officer
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial and Accounting Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR SKIES SOLAR, INC.

Date: November 22, 2010	By:	/s/ Ezra J. Green
		Name:	Ezra J. Green
		Title:	Chairman & Chief Executive Officer (Principal Executive Officer)

Date: November 22, 2010	By:	/s/ Arthur L. Goldberg
		Name:	Arthur L. Goldberg
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
4.1	Warrant to purchase 41,131,212 shares of common stock, dated July 30, 2010 (filed with our Current Report on Form 8-K filed on August 5, 2010 and incorporated herein by reference)
10.1

Amendment Agreement, dated as of July 13, 2010, by and among Clear Skies Solar, Inc. and the holders of the Company’s securities signatory thereto (filed with our Current Report on Form 8-K filed on July 13, 2010 and incorporated herein by reference)

10.2	Agreement, dated August 2, 2010, by and among Clear Skies Solar, Inc. and Alpha Capital Anstalt (filed with our Current Report on Form 8-K filed on August 5, 2010 and incorporated herein by reference)
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Financial and Accounting Officer
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial and Accounting Officer