Form 10-K
period 2010-12-31
Clear Skies Solar, Inc
filed 2011-04-14
CIK 1402857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

 X .   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Common Stock, $.001 par value per share

Title of Class

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files Yes      . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes      . No  X .

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $3,172,529 computed by reference to the average of the high and low prices of the common stock on June 30, 2010. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

Number of shares of common stock outstanding as of March 31, 2011 was 206,271,976.

DOCUMENTS INCORPORATED BY REFERENCE – None

FORWARD LOOKING STATEMENTS

Statements in this Annual Report that are not statements of historical or current fact constitute "forward-looking statements," within the meaning of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements can be identified by the use of words such as “believes,” “expects,” “intends,” “plans,” “anticipates,” “will,” “forecasts,” “projects,” “estimates,” and other words of similar meaning.  Forward looking statements involve known and unknown risks, uncertainties and other unknown factors that could cause our actual operating results to be materially different from any historical results or from any future results expressed or implied by such forward looking statements.  Such risks and uncertainties include, without limitation, risks and uncertainties associated with: (i) future financial results and financing requirements; (ii) our ability to control and manage our growth; (iii) the effectiveness, profitability and marketability of our current and prospective products and services; (iv) our ability to protect proprietary information; (v) the impact of current pending or future legislation and regulations on our industry; and (vi) the impact of competitive products, services, pricing or technological changes.  Additional information, risks and forward looking statements about the Company and the risks and uncertainties that may affect the realization of forward-looking statements are set forth from time to time in the Company’s filings with the United States Securities and Exchange Commission which are available on the Commission’s website at www.sec.gov.  All forward-looking statements included in this Annual Report are made as of the date of this Annual Report, and the Company assumes no obligation to update any such forward-looking statements.

CLEAR SKIES SOLAR, INC.

PART I

Item 1. Business.

Overview

Our Business

We design, market. integrate and install solar power systems for commercial, industrial and residential customers, using components (such as solar modules and inverters) purchased from third-party manufacturers. We commenced operations in August 2005 and received our initial funding in September 2005. We have also developed XTRAX®, a patented remote monitoring solution for measuring the production of renewable energy systems and for transmission of the data via the cellular telephone or microwave network and satellite. To facilitate funding of this business, in November, 2009, the XTRAX® patent, patent applications, intellectual property, trademark and related assets and liabilities were transferred to our then wholly-owned subsidiary Carbon 612 Corporation (“C 612”) which then sold common stock for $150,000 (before expenses of $37,500) resulting in the purchasers owning approximately 34% of C 612 and our owning the remaining approximate 66% (the “C612 Transaction”).  The terms “we,” “our,” or the “Company,” as used herein shall mean Clear Skies Solar, Inc. and its wholly owned subsidiary Clear Skies Group, Inc.

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

Customers

We sell our solar power systems directly to commercial, industrial and residential users. We maintain an internal sales and marketing staff to promote our systems. We currently serve customers in New Jersey, California and New York and perform installations through Clear Skies Group, Inc.’s licenses and those of our vendors. We currently plan to expand our operations to Arizona, Delaware, Maryland, Massachusetts and Pennsylvania and other states where the amount of sunshine, the cost of electricity and/or the availability of governmental rebates make our prospects of solar energy system sales appear attractive to us. We currently intend to focus our activities on commercial, industrial and residential customers. We anticipate that approximately one-half of our business will be residential projects, mostly in New Jersey.

Our revenue in 2010 was entirely from commercial systems installed under contract with one customer.  We are now diversifying our customer base and do not anticipate that this customer will be a major source of business in 2011. In 2009 we performed consulting work for Toshiba Corporation and were paid $150,000 (in January 2010) for these services but we did not have any solar system installations in 2009.

Research and Development

We not only supply and install solar power systems, but we also seek to develop new technologies and products that will promote the expansion of the industry. We are committed to improving the effectiveness of renewable energy systems and have developed trade secrets that reduce the required man-hours on system installations.

Suppliers

We have purchased solar panels used in our solar power systems from Suntech America and Sharp. Other vendors we would consider purchasing from include, among others, SMA American and XANTRAX. We purchased inverters principally from SatCon Power Systems and PV Power. Solar panels and inverters represent approximately two-thirds of the cost of our component requirements. Hardware and other materials are readily available for off-the-shelf purchase and make up the balance. Although solar panels are manufactured world-wide, we are subject to market price fluctuation, vendor lead times and inventory availability for the components that we purchase.

Products and Services

We offer photovoltaic (“PV”) solar products and services and seek to generate revenue from initial installation activities, as well as potential recurring revenues from an installed base of customers. Such products and services include the following:

Commercial Solar Installations. We install commercial solar systems, with a focus on systems that produce one megawatt or less though we are capable of installing larger systems and are currently pursuing such systems within the US. This is an area of the market that we believe is underserved. The financial considerations of a project depend significantly upon the available tax credits and depreciation schedules as well as various forms of rebates. Rebates vary among the states. We believe this sector offers the possibility of integrating our monitoring services and generating additional business from existing clients with multiple locations. We did not perform any subcontracting work in 2009 or 2010. We are currently focusing solely on installation projects where we will act as general contractor for commercial and industrial projects.

Residential Solar Installations. We have decided to resume pursuit of the residential market and focus our activities as a general contractor.  We have employed a new sales team for this area and initial efforts appear positive.

Other Markets. In addition to commercial and residential PV installations that include corporate buildings and multi-dwelling residential developments, subject to receipt of adequate financing, we currently intend to pursue three specific additional markets: agricultural systems; commercial systems; and non-profit and institutional clients.

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

(ii)

Commercial Systems. This area includes long term lessees or owners of larger properties who either pay cash for a system or utilize a power purchase agreement that we provide to finance the installation of the system.

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

Remote Monitoring Products

XTRAX® is our patented system for remotely monitoring the energy production of renewable energy systems and providing fault notification. The design philosophy behind XTRAX® is to avoid using relatively expensive computers for simple monitoring tasks. The XTRAX® hardware monitor uses a minimalist approach by integrating a microcontroller, an energy measurement device, a cellular card and miscellaneous interface components to provide a small and low cost hardware platform. This platform is capable of being utilized for a variety of measurements, including, but not limited to, electrical energy production and with further modifications temperature, volume and flow. It can also provide alerts if the system under measurement malfunctions. The XTRAX® hardware monitor utilizes a database application for the retrieval and reporting of data to owners, customers, and aggregators. Data is regularly reported via the cellular telephone system and it can after further modification use radio wave technology or connect via satellite. The XTRAX® system as a whole also provides users the ability to retrieve reports through a website or potentially a text message.

Once launched, we expect XTRAX® to generate high margin recurring revenues. We plan to sell XTRAX® primarily to owners of existing residential PV installations as well as to our installation customers and to other PV installers and utilities. We believe that XTRAX® will enable us to acquire and validate Renewable Energy Credits (RECs) and provide information regarding greenhouse gas emissions that may support the generation of Carbon Credits. Further development of our XTRAX® system may also open other potential markets, such as the ability to monitor heat and flow rates for such applications as irrigation, oil well production and solar-thermal measurement. We have begun beta testing of our proprietary software, and we expect to outsource the manufacturing of XTRAX® units. Prior to commercialization of XTRAX® we need to be listed by Underwriters Laboratory (“UL”). The UL listing is important for us and we have been working with UL on this issue. We need to provide additional units to them for testing and respond to any comments they might offer. We anticipate being successful in obtaining the UL listing. After that is done we need to get approval from the Federal Communication Commission (“FCC”) due to emissions from the XTRAX® unit. As with UL, we need to submit units and information to the FCC and we anticipate receiving their approval. Finally, we need to obtain approvals from the various companies that operate the cellular telephone networks. After we receive the UL and FCC approvals we do anticipate receiving these approvals after we respond to any comments we may receive. We currently plan to commercially launch XTRAX® during 2011. The C 612 Transaction, as mentioned above, raised $150,000 (before expenses of $37,500) from the sale of its securities which will be used for the further development and commercialization of XTRAX®.  We are planning to raise additional funding for this program.

Potential improvements in our XTRAX® technology and related applications that we are pursuing include the following:

Expanded Capabilities. We are working to configure XTRAX® to monitor additional parameters including heat and liquid flow. These products are in the planning stage and would open the possibility of our pursuing the following applications, either directly or through licensing:

a.

Remote verification of water usage quantities, flow rate and quality. Potential customers include golf courses, municipalities, irrigation systems and environmental testing businesses.

b.

Remotely monitoring the volume in petroleum storage tanks.

c.

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

Market Opportunity. The price of oil in U.S. dollars has fluctuated widely from 2008 to the present from historically low prices to relatively high prices and recently began again increasing in price, while overall global energy demand has been growing over many years. This volatility causes users of oil to be concerned about future costs of power. We believe that sunlight has long been a vast but underutilized source of energy. We also believe that the combination of recent solar energy technology improvements and the uncertain cost of fossil fuels will provide economic incentives for adoption of alternative energy sources. Furthermore, we believe that RECs and Carbon Credits in various states may grow in demand if the regulatory landscape moves towards market-based cap and trade systems. The United States government also seems to be moving towards more general support for the use of a variety of alternative energy sources including solar systems.

Competitive Factors. We face intense competition in both the installation and monitoring fields. Many of our competitors are larger, have more established businesses  and substantially greater resources. We believe that our construction background provides us with real world experience in delivering results quickly and cost-effectively to our customers. Our commitment to improving the effectiveness of renewable energy systems has yielded developments that include proprietary photovoltaic panel mounting systems and trade secrets that we believe reduce the labor required for system installations.

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

•

SolarCity, a California based provider of solar systems to residential, commercial and government customers.

•

Premier Power Renewable Energy, Inc., provides solar power systems and solutions to residential homeowners, commercial and industrial enterprises, municipalities, and other solar energy providers in the United States and Spain. It designs, engineers, installs, and integrates photovoltaic systems.

•

Central Solar Systems, a large California based provider of systems to residential, commercial and government markets.

•

The Solar Center, Inc., a large regional competitor that currently installs in New Jersey, southern New York, Long Island and Connecticut; and

•

Sun Edison, LLC, which focuses on large scale commercial and government projects and delivers solar electricity as a service, not a product.

If and when commercialized, we believe that XTRAX®’s principal monitoring competitors will be:

•

Centro Data’s CentroSolar Data Monitoring System for Residential PV Installations is web based, not cellular, and requires that a communications card be installed in the inverter and that the homeowner have a router for use by its unit.  Wireless connection to the router is available with extra components.  This unit retails for about $1,000 with a monitoring fee of $200 for five years.

•

AlsoEnergy LLC sells a product called PowerTrack which, according to their website, appears to be primarily directed to immediately detect any problem in a PV installation with immediate automated alerts to minimize downtime.   They offer a revenue grade monitoring system that is an upgrade for all commercial PowerTrack installations that is web based, not cellular.  We believe that the system sells for $300 with a $100 fee each five years for monitoring.

•

Deck Monitoring offers a basic residential revenue grade meter that is focused on system performance at a base price of $1,250, including 5 years of monitoring.

•

Locus Energy offers a web based residential revenue grade meter that records performance data and stores it on a website for viewing by the homeowner or the homeowner’s installation contractor.  The unit is sold to the installer, not the homeowner, for between $500 and $700 and the installer would add its labor, overhead and profit to the price to the homeowner.

•

Energy, Inc. under the trade name of The Energy Detective offers two lines of web based meters – the TED 1000 and TED 5000 series. These meters are not revenue grade and are designed to measure and report the usage of electricity.  They can be installed by a skilled homeowner.  The series 1000 prices range from $119.95 to $229.95 and the series 5000, which has more features than the series 1000, costs from $199.95 to $455.80.

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

Solar Energy Industry

We believe that economic and national security issues, technological advances, environmental regulations seeking to limit emissions from the use of fossil fuels, air pollution regulations restricting the release of greenhouse gasses, aging electricity transmission infrastructure and limited and a sometimes unreliable supply of fossil fuels, has made reliance on traditional sources of fuel for generating electricity less attractive. Government policies, in the form of both regulation and incentives, have accelerated the adoption of solar technologies by businesses and consumers. For example, in the United States, the 2005 energy bill enacted a three year 30% investment tax credit for solar which was renewed and extended for eight years in November, 2008, and in February 2009 an alternative cash rebate program was approved but it expires at the end of 2011. In January 2006 California approved the largest solar program in the country’s history that provides for long term subsidies in the form of rebates to encourage use of solar energy where possible.

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

Despite the benefits of solar power, there are also certain risks and challenges faced by users of solar power. Solar power is heavily dependent on government subsidies to promote acceptance by mass markets. We believe that the near-term growth in the solar energy industry depends significantly on the availability and size of these government subsidies and on the ability of the industry to reduce the cost of generating solar electricity. The market for solar energy products is, and for some time will continue to be, heavily dependent on public policies that support growth of solar energy. There can be no assurances that such policies will continue despite the November 2008 eight year renewal of the 30% investment tax credit applicable to solar energy projects and the February 2009 approval of the alternative cash rebate program now set to expire at the end of 2011. Decrease in the level of rebates, incentives or other governmental support for solar energy would have an adverse affect on the industry and on our ability to sell our products.

Prior to its commercialization, which we currently expect to be in 2011, XTRAX® will need to be listed by Underwriters Laboratories (“UL”) and receive approval from the Federal Communications Commission (“FCC”) due to certain low level magnetic emissions from the XTRAX® unit. In addition, it will have to be certified by various cellular network operators as meeting technical requirements for devices that communicate via the cellular network. We currently believe that the UL listing, the FCC approval and these certifications will be obtained in 2011.

Building Codes

We are required to obtain building permits and comply with local ordinances and building and electrical codes for each project, the cost of which is included in our estimated costs for each proposal.

Intellectual Property

Our 66% owned subsidiary, C 612, has a U.S. patent for a “Remote Access Energy Meter System and Method” (No. 7,336,201 – issued on February 26, 2008 and expiring on January 3, 2026), which we currently intend to market as XTRAX®, and have filed other patent applications in the U.S., Europe, Canada, China and Hong Kong. In addition to our patent and potential future patents and patent applications, we also have trade secrets and know-how. The XTRAX® name is a registered trademark owned by C 612.

Our staff is actively exploring new products, devices, systems and methods for installing, monitoring and/or supporting solar installations that lower the cost and time required for installation.

Employees

We currently have 18 full time employees, including our officers. We expect that additional sales and installation staff will be required to close the prospects currently in our sales pipeline and generate new opportunities. We hope to keep our operating costs low by using supplemental contract labor and subcontracting portions of work to installers and other specialists, as is common in the construction industry. Our employees are not represented by any union.

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

Risks Related to Our Business

We currently have only three projects under construction, earned all our revenues in 2010 from five contracts with one customer, earned no revenue for project construction in 2009 and may not generate substantial revenues or net income in the future.

As of the time of filing this Annual Report we have started work on three projects. As of the end of 2010 Clear Skies had no active projects under construction, except for several small residential projects that were ordered from us in 2007 or before and have been delayed for a variety of reasons. During 2010 we completed five commercial installations for one customer in New Jersey resulting in total revenue for 2010 of approximately $5.5 million. It is not certain when we will begin generating revenues in addition to these contracts from commercial or industrial installations. We are currently negotiating with multiple parties for the financing and construction of a number of residential and commercial solar energy projects; however there can be no assurance that we will be successful in these negotiations or that such projects would be profitable. Even if we are successful in negotiating finance and construction agreements, since we recognize revenue under the percentage of completion method, it could be several months after signing before we begin performance and are able to report revenue on our financial statements.

Our cash resources are very limited and if we cannot raise additional funds or start generating revenues, we will not be able to pay our vendors and will probably not be able to continue operations as a going concern.

At December 31, 2010 and March 31, 2011 we had approximately $17,000 and $449,000, respectively, in cash, including the cash balance of C612, our 66% owned subsidiary, of $7,000 and $16,000 as of December 31, 2010 and March 31, 2011, respectively. Notwithstanding our March 2011 sale of common stock and a warrant for $300,000 (before expenses of $24,000), February 2011 sale of common stock and warrants for gross and net proceeds of $120,000, our sale in October 2010 of common stock for gross and net proceeds of $380,000, the January 2010 sale of convertible notes for gross proceeds of $335,000 and sales in 2009 of common stock for $720,000, convertible notes for gross proceeds of $910,000 and borrowings of $257,464 from an unrelated third party, we will need to raise additional funds to pay operating expenses and outstanding vendor invoices. Our future cash flows depend on our ability to enter into, and be paid under, contracts for the construction of solar energy projects and our ability to sell our debt and equity securities on terms satisfactory to us. While management believes these can be accomplished, there can be no assurance that we will be successful in entering into such contracts or selling our securities, in which case we will probably not be able to continue as a going concern. For a full description of the recent sales of secured convertible notes and common stock see our Forms 8-K filed with the Securities and Exchange Commission (“SEC”) on May 13, 2009, August 3, 2009, August 5, 2009, September 21, 2009, October 20, 2009, January 12, 2010, January 27, 2010, July 13, 2010, August 5, 2010, October 14, 2010, March 3, 2011 and April 6, 2011.

We have a limited operating history, and it may be difficult for potential investors to evaluate our business.

Our wholly owned operating subsidiary, Clear Skies Group, Inc., began operations in October of 2005. Our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations. Since our formation, we have generated only limited revenues. Our revenues were $5,529,000 and $194,000 for the years ended December 31, 2010 and 2009, respectively. As an early stage company, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays inherent in a relatively new business. Investors should evaluate an investment in our Company in light of the uncertainties encountered by such companies in a competitive environment. Our business is dependent upon the implementation of our business plan, as well as our ability to enter into agreements with third parties for, among other things, the supply of photovoltaic and solar-thermal systems, on commercially favorable terms, as well as the availability and timing of financing from third parties for each project. There can be no assurance that our efforts will be successful or that we will be able to attain profitability.

We have a limited operating history and have sustained recurring losses.

Our wholly owned operating subsidiary, Clear Skies Group, Inc., was incorporated in September 2003 and has reported annual net losses since its inception. For our fiscal years ended December 31, 2010 and 2009, we experienced losses of approximately $9.7 million and $7.7 million, respectively. As of December 31, 2010, we had an accumulated deficit of approximately $28.8 million. In addition, we expect to incur additional losses in the foreseeable future, and there can be no assurance that we will ever achieve profitability. Our future viability, profitability and growth depend upon our ability to successfully operate and expand our operations. There can be no assurance that any of our efforts will prove successful or that we will not continue to incur operating losses in the future.

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

Please see Note 13 - Subsequent Events – to our consolidated financial statements for further information concerning our recent financing activities.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our reputation, business and operating results may be harmed. In connection with the preparation of Form 10-K for the year ended December 31, 2009, our independent registered public accounting firm as well as our management identified a material weakness in our internal control over financial reporting due to insufficient resources in our accounting and finance department, resulting in (i) an ineffective review, monitoring and analysis of schedules, reconciliations and financial statement disclosures and (ii) the misapplication of U.S. GAAP and SEC reporting requirements. These conditions remained unresolved at December 31, 2010.

Subsequent to the filing of our December 31, 2009 financial statements, management determined that certain expenses  related to the operations of C612, its 66% owned subsidiary, were not properly allocated to C612 for the years ended December 31, 2008 and 2009. Accordingly, the Company has restated its results for the year ended December 31, 2009.

The period in which these material weaknesses were identified included certain highly technical accounting transactions regarding convertible debt instruments and led to a restatement of our December 31, 2009 financial statement. If we are not able to implement controls to avoid the occurrence of material weaknesses in our internal control over financial reporting in the future, then we might report results that are not consistent with our actual results and we may need to restate results that would have been previously reported.

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

The solar panels, inverters and other components used in our systems are purchased from a limited number of suppliers. We do not manufacture any of the components used in our solar installations. We have purchased solar panels from Kyocera Solar, Suntech America and Sharp, and we have considered buying from Solar-Fabrik AG, General Electric, SMA American and XANTRAX. We purchase inverters principally from SatCon Power Systems. We are subject to market prices for the components that we purchase for our installations, which are subject to fluctuation, as we have no supply agreements with these or other suppliers except for purchase orders on a case-by-case basis. We cannot ensure that the prices charged by our suppliers will not increase because of changes in market conditions or other factors beyond our control. An increase in the price of components used in our systems could result in reduced margins and/or an increase in costs to our customers and could have a material adverse effect on our revenues and demand for our services. Similarly, our suppliers are dependent upon the availability and pricing of silicon, one of the main materials used in manufacturing solar panels. The world market for solar panels has recently experienced a shortage of supply due to insufficient availability of silicon and then a surplus of supply as demand declined due to the worldwide financial crisis. This shortage caused the prices for solar modules to increase and the surplus caused them to decline. Such prices could increase again at any time and prediction of future prices is very difficult. Interruptions in our ability to procure needed components for our systems, whether due to discontinuance by our suppliers, delays or failures in delivery, shortages caused by inadequate production capacity or unavailability, or for other reasons, could limit our sales and growth. Since many solar panel suppliers are located outside the United States, international issues or political conditions in the countries of manufacture might impede supply and cause price increases. In addition, increases in the prices of modules could make systems that have been sold but not yet installed unprofitable for us. There is no assurance that we will be able to have solar systems manufactured on acceptable terms or of acceptable quality, or at all, the failure of which could lead to a loss of sales and revenues.

We face intense competition, and many of our competitors have substantially greater resources than we do.

We operate in a highly competitive environment that is characterized by price fluctuations, supply shortages and rapid technological change. We compete with major international and domestic companies. Our major competitors include GoSolar, PowerLight, SolarCity, Central Solar System and Sun Edison LLC, as well as numerous other regional players, and other companies similar to us primarily located in our operating markets. Our competitors often have greater market recognition and substantially greater financial, technical, marketing, distribution, purchasing, manufacturing, personnel and other resources than we do. Many of our competitors are developing and are currently producing products based on new solar power technologies that may ultimately have costs similar to, or lower than, our projected costs. Many of our current and potential competitors have longer operating histories, greater name recognition, access to larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. As a result, they may be able to respond more quickly to changing customer demands or to devote greater resources to the development, promotion and sales of products than we can.

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

A drop in the retail price of conventional energy or non-solar alternative energy sources may negatively impact our ability to become profitable.

We believe that a customer’s decision to purchase or install solar power capabilities is primarily driven by the cost of electricity from other sources and their anticipated return on investment resulting from purchase of a solar power system. Fluctuations in economic and market conditions that impact the prices of conventional and non-solar alternative energy sources, such as decreases in the prices of oil and other fossil fuels, could cause the demand for solar power systems to decline, which would have a negative impact on our ability to become profitable.

Existing regulations, and changes to such regulations, may present technical, regulatory and economic barriers to the purchase and use of solar power products, which may significantly reduce demand for our products.

Installations of solar power systems are subject to oversight and regulation in accordance with national and local ordinances, building and electrical codes, zoning, environmental protection regulation, utility interconnection requirements for metering and other rules and regulations. If we fail to observe these shifting requirements on a national, state, or local level, in providing our products and services, we may incur claims and/or reputational damage. Changes in utility electric rates or net metering policies could also have a negative effect on our business. Government regulations or utility policies pertaining to solar power systems are unpredictable, may limit our ability to charge market rates and may result in significant additional expenses or delays and, as a result, could cause a significant reduction in our revenues and/or demand for solar energy systems and our services.

Our business depends on the availability of rebates, tax credits and other financial incentives; reduction or elimination of which would reduce the demand for our services and impair our results.

Certain states, including New Jersey, California and Arizona, offer substantial incentives to offset the cost of solar power systems. These systems can take many forms, including direct rebates, state tax credits, system performance payments and Renewable Energy Credits (RECs). In addition, the Federal government currently offers a tax credit or a cash rebate on the installation of solar power systems. This Federal Investment Tax Credit approved in 2005 was due to expire at the end of 2008 but was extended for eight years in November 2008 and the alternative of a cash rebate was enacted in February 2009 which is now set to expire at the end of 2011. Tax laws can be changed at any time. Current tax rules also permit businesses to accelerate the depreciation on their system over five years. Reduction in or elimination of such tax and other incentives or delays or interruptions in the implementation of favorable federal or state laws could substantially increase the costs of our systems to customers, resulting in reduced demand for our services, and negatively affecting our sales and financial condition.

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

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company we expect these new rules and regulations to increase our compliance costs in 2011 and beyond and to make certain activities more time consuming and costly. As a public company we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future or we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Because we became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

There are risks associated with Clear Skies Group, Inc. becoming public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on behalf of our post-reverse merger company.

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

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile. Since trading of our common stock began on January 8, 2008 and through March 31, 2011, the high and low bid prices of our common stock were $2.40 and $.01. The price of our stock could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

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

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued in the private placement that we closed in December 2007 after the effectiveness of the registration statement that was filed, or upon the expiration of any statutory holding period, under Rule 144, or upon expiration of lock-up periods applicable to outstanding shares, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. The shares of our common stock issued to certain of the former stockholders of Clear Skies Group, Inc. in the reverse merger were subject to a lock-up agreement prohibiting the sales of such shares for a period of 15 months following the reverse merger. Since the 15 month lock-up period has expired, all of those shares are freely tradable, subject to the securities laws and SEC regulations regarding sales by insiders. In addition, the shares of our common stock sold in the private placement that we closed in December 2007 and the shares underlying the warrants issued to the placement agent in connection with the private placement will be freely tradable upon the earlier of: (i) effectiveness of a registration statement covering such shares, which occurred on July 29, 2008 and (ii) the date on which such shares may be sold without registration pursuant to Rule 144 (or other applicable exemption) under the Securities Act of 1933, as amended (“Securities Act”). Recent revisions to Rule 144 may result in shares of our common stock that we may issue in the future becoming eligible for resale into the public market without registration in as little as six months after their issuance. We also registered a total of 16,432,540 shares on October 30, 2009 covering shares underlying certain convertible notes and warrants that we sold during 2009, and 4 million shares on September 21, 2010 for issuance to consultants.

Because our directors and executive officers are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of our other stockholders.

Our directors and executive officers own or control a significant percentage of our common stock. Our directors and executive officers may be deemed beneficially to own an aggregate of approximately 10.7 million shares of our common stock, representing 5.2% of the outstanding shares of our common stock. Additionally, these figures do not reflect any increase in beneficial ownership that such persons may experience in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of our common stock by way of conversion of series B preferred stock held by certain officers or open market or private purchases. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders may vote, including the following actions:

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

Item 1B. Unresolved Staff Comments

On February 3, 2010, Carbon 612 Corporation (“C612”), our 66% owned subsidiary, filed a registration statement on Form 10 under the Securities Exchange Act of 1934 (the “Exchange Act”). C612 is preparing its reply to comments from the SEC staff to this filing. We anticipate satisfying all staff comments by May 31, 2011. Since this registration statement was effective on April 4, 2010, C612 became subject to the reporting requirements of the Exchange Act.

Item 2. Properties

We lease approximately 3,356 square feet of office space at 200 Old Country Road, Mineola, New York from HUB Properties Trust currently at a base rental including electricity of $9,227 per month increasing to $9,521 per month on June 1, 2011 and annually thereafter, pursuant to a seven year lease. We also own approximately 34 acres of unimproved land in the Mojave Desert in Kern County, California. This land is being held for future development as a solar farm to supply the distribution system of Southern California Edison Company, which has a substation adjacent to this property.

Item 3. Legal Proceedings

From time to time we may be a defendant or plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, management is not aware of any known litigation or liabilities involving the operators of the properties that we have installed solar projects on that could affect our operations. Should any liabilities be incurred in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on our consolidated financial position, results of operations or cash flow at this time. Furthermore, Management of the Company does not believe that there are any proceedings to which any director, officer, or affiliate of the Company, any owner of record of the beneficially or more than five percent of the common stock of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Item 4. (Removed and Reserved)

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

From September 7, 2007 through January 4, 2008, our common stock was quoted on the OTC Bulletin Board under the trading symbol “BIPO,” and since January 8, 2008, our trading symbol has been “CSKH.OB.” Prior to January 8, 2008, there was no active market for our common stock. For the period from January 8, 2008 through March 31, 2011, the low and high bid prices for our common stock as reported by the OTC Bulletin Board were $.01 and $2.40, respectively. The quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

The closing price of our common stock on the OTC Bulletin Board on March 31, 2011 was $.037 per share.

The following table sets forth the range of high and low bid prices as reported on the OTC Bulletin Board for the periods indicated.

	Bid Price
Period	High	Low

First quarter ended March 31, 2009	$0.270	$0.060
Second quarter ended June 30, 2009	$0.120	$0.035
Third quarter ended September 30, 2009	$0.200	$0.040
Fourth quarter ended December 31, 2009	$0.280	$0.125

First quarter ended March 31, 2010	$0.185	$0.065
Second quarter ended June 30, 2010	$0.079	$0.030
Third quarter ended September 30, 2010	$0.061	$0.025
Fourth quarter ended December 31, 2010	$0.064	$0.010

First quarter ended March 31, 2011	$0.053	$0.019

Holders

As of March 31, 2011, there were 206,271,976 shares of common stock issued and outstanding. Of the outstanding shares 10,715,080 shares are held by our officers and directors and 195,556,896 are held by 95 other shareholders of record.  Based on our last stockholder’s meeting we estimate the number of beneficial holders at approximately 1,000.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2010 we have issued unregistered securities to the persons described below. These transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. The sale of these securities was deemed to be exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof, and/or Rule 506 of Regulation D promulgated there under, as a transaction by an issuer not involving a public offering.

On October 11, 2010 a vendor converted a total of $50,000 of the amount due to the vendor into 1,250,000 shares of our common stock which is the equivalent of $.04 per share.  Appropriate restrictive legends were affixed to the certificates representing the securities.

Equity Compensation Plan Information

The following table provides information as of December 31, 2010 with respect to the shares of common stock that may be issued under our existing equity compensation plans:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and Rights (a)	Weighted- Average Exercise price of Outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plan approved by security holders (1)	2,440,000	$0.13	60,000

Equity compensation plan approved by security holders (2)	2,470,000	$0.17	30,000

Equity compensation plan approved by security holders (3)	2,440,000	$0.15	60,000

Equity compensation plan not yet approved by security holders (4)	2,850,000	$0.04	650,000

Equity compensation plan not approved by security holders (5)	1,000,000	$0.16	0

Total	11,200,000	$0.12	800,000

(1)

Represents our 2007 Equity Incentive Plan.

(2)

Represents our 2008 Equity Incentive Plan.

(3)

Represents our 2009 Equity Incentive Plan.

(4)

Represents our 2010 Equity Incentive Plan.  This Plan was approved by our Board of Directors on July 12, 2010 and reserves 3,500,000 shares of our common stock for grants of options to purchase our common stock and for the grant of restricted stock to employees or consultants of the Company.  The option exercise price must be the fair market value of a share of our common stock on the date of granting of the option and its duration may not exceed ten years.

(5)

Represents our 2008 Non-employee Directors Compensation Plan.  This Plan was approved by our Board of Directors on May 1, 2008 and amended on November 12, 2008. It reserves one million shares of our common stock for issuance of options to purchase our common stock to our non-employee directors. The option exercise price must be the fair market value of a share of our common stock on the date of granting of the option and its duration may not exceed ten years.

Dividends

We have not previously paid any cash dividends on our common stock and do not anticipate or contemplate paying dividends on our common stock in the foreseeable future. We currently intend to use all available funds to develop our business. We can give no assurances that we will ever have excess funds available to pay dividends.

Item 6. Selected Financial Data

As a Smaller Reporting Company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with our consolidated financial statements included in this Annual Report on Form 10-K and the notes thereto, as well as the other sections of this Annual Report on Form 10-K, including “Risk Factors” and “Business” sections thereof. This discussion contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Annual Report. Our actual results may materially differ.

Overview

Our wholly owned operating subsidiary, Clear Skies Group, Inc. was incorporated in New York in 2003 and began operations in August 2005. On December 20, 2007, we closed a reverse merger pursuant to which a wholly owned subsidiary of newly formed Clear Skies Holdings, Inc. merged with and into Clear Skies Group Inc., and Clear Skies Group Inc., as the surviving corporation, became a wholly owned subsidiary of Clear Skies Holdings, Inc. As a result of this reverse merger transaction, our historical financial statements for periods prior to the reverse merger are those of Clear Skies Group, Inc. We market, sell, design and install solar power systems for commercial and residential customers, sourcing components from third party manufacturers. We currently serve customers in New Jersey, California and New York. We also plan to expand to other states where the amount of sunshine, the cost of electricity and/or the availability of governmental rebates make prospects of solar energy system sales appear attractive.

With a goal of improving the effectiveness of renewable energy systems, we have developed XTRAX®, our patented remote monitoring solution for measuring the production of renewable energy systems, among other things. In November, 2009, the XTRAX® patent, patent applications, intellectual property, trademark and related assets and liabilities were transferred to C612 which then sold common stock for $150,000 (before expenses of $37,500) resulting in the purchasers owning approximately 34% of C 612 and our owning the remaining approximate 66%.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced net losses of $9,718,625 and $7,679,195 for the years ended December 31, 2010 and 2009, respectively. Our working capital deficit of $1,805,724 and the losses from operations, among other factors, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and are unable to continue to obtain financing to meet our working capital requirements, we will have to sharply curtail our business or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing and, ultimately, to attain profitability. Presently, the Company is considering various alternatives, including pursuing private placement financings as well as various sales strategies to improve cash from operations, in order to provide for the future working capital needs of the Company. Should the Company not be able to fund its working capital needs through financings or increases in sales, we will be adversely affected and we will have to cease operations.

Since we began operations in 2005, we have incurred annual net losses. As of December 31, 2010, we had an accumulated deficit of $28,777,476, and we expect to incur additional losses in the foreseeable future. We recognized a net loss of $9,718,625 for the year ended December 31, 2010.

Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities and entering into contracts for the financing and installation of solar energy systems and the resulting cash flows and revenues, we believe that we will have adequate resources to fund our operations in 2011. However, there can be no assurances that we will be successful in entering into such contracts or arranging financing on terms satisfactory to us, in which case there would be significant doubt as to our ability to continue as a going concern. At December 31, 2010 and March 31, 2011 we had approximately $17,000 and $449,000, respectively in cash, including the cash balance of C612, our 66% owned subsidiary, of $7,000 and $16,000 as of December 31, 2010 and March 31, 2011, respectively. Notwithstanding our sales of common stock, convertible notes with warrants and loans from an unrelated third party in 2009, 2010 and February 2011 and March 2011, we will need to raise additional funds to pay outstanding vendor invoices and operating expenses.

Depending upon the needs of our customers, we may have to increase our installation staff significantly in 2011 to ensure that installations can be completed while applicable rebates remain in effect. We expect that our selling and general and administrative expenses will increase in future periods, as we expand our administrative, sales and installation workforce.

We anticipate establishing regional field offices for our sales teams. Accordingly, we expect the rental expense component of our general and administrative expenses to increase in future periods. We currently expect that our immediate capital expenditures, which we do not expect to exceed $400,000, will be related to completing the tests and the initial launch of XTRAX®, which we currently anticipate will occur in 2011. The funds raised by C612, to the extent available, will be used for this purpose. We do not anticipate acquiring heavy construction equipment as cranes and other installation equipment are generally available for rental on reasonable terms in the locality of each project.

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

Manufacturer and Installation Warranties: We warrant our products and services against defects in material or installation workmanship. The manufacturer’s warranty period on the solar panels and the inverters we use have a warranty period of five to twenty-five years. We assist the customer in the event that the manufacturer’s warranty needs to be used to replace a defective panel or inverter. We offer a five-year warranty on the installation of a system and all equipment and identical supplies other than solar panels and inverters that are covered under the manufacturer’s warranty. We record a provision for the installation warranty within cost of sales — currently at 2% of contract revenue — based on limited historical experience and future expectations of the probable cost to be incurred in honoring our warranty commitment. As we develop sufficient history the 2% rate would change if appropriate.

Common Stock Issuance: Due to our limited cash resources we have used our common stock to raise capital by way of the sale of common stock, the sale of convertible promissory notes with warrants and the issuance of common stock to service providers of various types.

Income Taxes: The Company complies with Accounting Standards Codification (“ASC”) 740 related to accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company also complies with the provisions of ASC 740 related to accounting for uncertainty in income taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company adopted these rules and has determined that the adoption did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

Loss Per Share: The Company complies with ASC 260 related to calculation of loss per share, which has a dual presentation of basic and diluted loss per share for all periods presented. Basic loss per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the loss of the Company. The difference between the number of shares used to compute basic loss per share and diluted loss per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. As the Company reported a net loss for the years ended December 31, 2010 and 2009, the effects of the shares issuable upon exercise of outstanding warrants and options as of December 31, 2010 and 2009 have not been considered in the diluted net loss per common share since these dilutive securities would reduce the loss per common share and become anti-dilutive.

Convertible Notes and Warrants: We evaluate and account for conversion options embedded in convertible instruments in accordance with provisions of ASC 815. This applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative as defined by ASC 815 relating to accounting for derivative instruments and hedging activities and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.

ASC 815 requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under ASC 815 with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule exists when the host instrument is deemed to be conventional as that term is described under ASC 815. The convertible notes we issued contain adjustment (or ratchet) provisions and accordingly, we determined that the embedded feature within the convertible notes and the warrants are indexed to the Company’s common stock, but the ratchets are only applicable if the Company issues common stock or instruments convertible into common stock below the then applicable conversion or purchase price in the note or warrant. We account for convertible instruments (when we have determined that the embedded conversion options should be bifurcated from their host instruments) as follows: we record a convertible note payable and discounts to the convertible notes for the warrants. The embedded derivative is recorded separately at the grant date and fair valued on a quarterly basis. A gain (loss) on embedded derivative feature is recognized in earnings on a quarterly basis. Discounts under these arrangements are amortized over the term of the notes to their stated date of maturity.

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

Stock based compensation expense related to stock option grants recognized under ASC Topic 718 for the years ended December 31, 2010 and 2009 was $0.6 million and $2.2 million, respectively. Stock based compensation expense is included in selling general and administrative expense on the accompanying consolidated statements of operations. See Note 9 for additional information.

ASC Topic 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations.

Stock based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2010 and 2009 included compensation expense for share-based payment awards based on the grant date fair value estimated in accordance with the provisions of ASC Topic 718. The Company follows the straight-line single option method of attributing the value of stock based compensation to expense. As stock based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2010 and 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company used the Black-Scholes option-pricing model (“Black-Scholes model”) as its method of valuation for share-based awards granted. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards and the expected term of the awards.

The Company accounts for non-employee stock based compensation expense in accordance with ASC Topic 505, Equity — Based Payments to Non-Employees (formerly EITF Issue No. 96-18).

Results of Operations: Comparison of Fiscal 2010 and 2009

Generally, we anticipate that our operating costs and expenses will increase in the future to support a higher level of revenues. Increased costs will be attributable to increased personnel, principally sales personnel and support staff for a multi-office infrastructure and increased marketing expenditures to promote our services as well as increased installation staff.

We had a loss from operations in each of the last two fiscal years with revenues in 2010 of $5,529,719 compared to revenues in 2009 of only $194,508. In 2010, our revenues were generated by the five commercial installations we completed for one customer.  A major impediment to fully executing our business plan in 2010 with other installations and in 2009 was the failure of the U.S. Congress to renew and extend the 30% investment tax credit until enactment of the financial bailout law in November 2008, the addition of an option for a cash rebate in lieu of the tax credit only in February 2009 (which is now scheduled to expire at the end of 2011), and the general crisis in the financial and capital markets that began in the second half of 2008 and continues to date. These factors significantly reduced our ability to enter into contracts for solar energy systems, which have a significant lead time from initial conception of the idea to implementation, and to obtain the required financing for them, including the uncertainty of the extension of the investment tax credit which would have otherwise expired at the end of 2008. In addition, a lack of operating capital and the time spent by members of management obtaining financing adversely impacted our marketing efforts. Accordingly, a comparison of our results of operations for the years ended December 31, 2010 and 2009 may be of limited value.

Subsequent to the filing of our December 31, 2009 financial statements, management determined that certain expenses related to the operations of C612, its 66% owned subsidiary, were not properly allocated to C612 for the years ended December 31, 2008 and 2009. Accordingly, the Company has restated its results for the year ended December 31, 2009.

Revenues

Total revenues for the year ended December 31, 2010 were $5,529,719 compared to revenues for the year ended December 31, 2009 of $194,508. Our 2010 revenues included $46,097 from a consulting contract with Toshiba Corporation compared to $150,000 in 2009.  The $5,335,211 increase in revenue is due to the completion of five commercial contracts for one customer in 2010 compared to no installation of systems contracts in 2009. The shift in focus of our marketing efforts from residential sales and installations prior to 2009 to commercial projects in 2009 also had an impact on the results of 2009. Commercial projects provide greater revenues and margins, but have significantly longer lead times than residential projects.

Cost of Revenues

Cost of revenues was $4,728,448 for the year ended December 31, 2010 compared to $109,772 for the year ended December 31, 2009. The $4,618,676 increase in cost of revenues (and the resulting decrease in gross margin from 43.6% of total revenues in 2009 to 14.5% in 2010) is primarily due to the fact that all of our 2010 revenues were earned on five commercial installations for one client compared to our consulting revenue from Toshiba Corporation in 2009, which was 77% of our total revenues in 2009, and had a gross margin of 60%.

Operating Expenses

Our operating expenses are composed of selling expenses and general and administrative expenses. Selling expenses in 2010 were $325,668 as compared to $355,156 in 2009 for a decrease of $29,488 or 8.3%. The main causes of this decrease were decreases in compensation expense of $5,000, public relations of $9,000 and travel costs of $15,000.

General and administrative expenses increased to $7,094,467 in calendar year 2010 from $6,074,910 in 2009, or an increase of $1,019,557 or 16.8%. The major components of this increase were higher legal fees of $1,023,000 (made up of $558,000 of deferred legal fees related to financings being expensed in 2010 compared to a 2009 negotiated reduction in previously incurred legal fees of $470,000 and offset by other items), and increases in non-cash compensation of $423,000, in payroll of $476,000, engineering and operations costs of $187,000, non-cash compensation to complete certain financing transactions of $240,000, accounting fees of $118,000  and insurance costs of $108,000.  These increases were offset by lower investor relations fees in 2010 compared to 2009 of $784,000 and lower consulting fees of $816,000.

Other Income (Expenses)

Interest expense in the year ended December 31, 2010 totaled $3,339,359 compared to the 2009 year which totaled $103,374. The increase was due to non-cash interest expense on modification of outstanding convertible notes. We also charged $567,520 for amortization of debt discount related to the sale of convertible notes with warrants some of which were converted into our common stock during 2010, resulting in a loss on extinguishment of derivative liability of $25,756 and a gain on derivative of $832,331.

Cash Flows from Operations

Non-cash items totaled $6,679,487 in 2010, compared to $5,829,509 in 2009. The increase of $999,975 is largely accounted for by increases in non-cash charges related to financing activities of $3,077,878, stock issued to consultants and law firms $692,376, and stock issued for office lease security of $150,000, offset by decreases in stock based compensation of $1,702,972, changes in amortization of debt discount of $725,220, and change in the fair value of embedded derivative of $412,689, offset by other items.

Liquidity and Capital Resources - Going concern

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced net losses of $9,718,625 and $7,679,195 for the years ended December 31, 2010 and 2009, respectively. Our working capital deficit of $1,805,724, among other factors, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and are unable to continue to obtain financing to meet our working capital requirements, we will have to sharply curtail our business or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing and, ultimately, to attain profitability. Presently, the Company is considering various alternatives, including pursuing private placement financings as well as various sales strategies to improve cash from operations, in order to provide for the future working capital needs of the Company. Should the Company not be able to fund its working capital needs through financings or increases in sales, we will be adversely affected and we will have to cease operations.

At December 31, 2010, we had an accumulated deficit of $28,777,476 and it is likely that we will incur additional losses in the future. While we have funded our operations since inception from operations and through private placements of equity securities and bridge loans, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

At December 31, 2010 and March 31, 2011 we had approximately $17,000 and $449,000, respectively, in cash, including the cash balance of C612, our 66% owned subsidiary, of $7,000 and $16,000 as of December 31, 2010 and March 31, 2011, respectively. Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities and entering into contracts for the financing and installation of solar energy systems and the resulting cash flows and revenues, we believe that we will have adequate resources to fund our operations in 2011. However, there can be no assurances that we will be successful in entering into such contracts or arranging financing on terms satisfactory to us, in which case there would be significant doubt as to our ability to continue as a going concern. Notwithstanding our sales of common stock, convertible notes with warrants and loans from an unrelated third party in 2009, 2010 and February 2011, we will need to raise additional funds to pay outstanding vendor invoices and operating expenses.

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

We expect to put our capital resources, which included $17,000 and $449,000 of cash at December 31, 2010 and March 31, 2011, respectively, and anticipated net cash from the operations of the Company and the proceeds of the transaction described in Note 13 – Subsequent Events – to the following uses:

•

up to $400,000 for the commercialization of XTRAX;

•

possibly for strategic acquisitions, if and to the extent we determine appropriate; and

•

for general working capital purposes.

Commitments and Contingencies

We have entered into employment agreements with Ezra J. Green to serve as our Chief Executive Officer and Chairman, with Thomas J. Oliveri to serve as our President and Chief Operating Officer and with Arthur L. Goldberg to serve as our Chief Financial Officer. These agreements were entered into in December 2007, March 2008 and January 2008, respectively, and were all amended and restated in November 2008. The initial terms of the amended and restated agreements (the “Agreements”) are three years, with automatic one-year renewals following this three-year period in the absence of a notice of non-renewal as provided for in the Agreements. Pursuant to the Agreements Messrs. Green, Oliveri and Goldberg are to receive minimum annual base salaries of $250,000, $200,000 and $200,000, respectively, for the first three years, and then an agreed upon salary (of not less than the amount specified above) for each future year of employment. Each of Messrs. Green, Oliveri and Goldberg were entitled to an annual bonuses based on the financial results of the Company for each of the twelve month periods ended March 31, 2009 and 2010.  Neither bonus was earned nor paid. If any of such executives’ employment is terminated without cause or if any resign for good reason (as defined in his employment agreements), then we will be obligated to pay the terminated executive, as severance, his then current annual base salary and annual bonuses (as such is defined within the Agreements) for the remainder of the term.

On February 15, 2011, all outstanding stock options (entitling the holders to purchase an aggregate of 10,215,000 shares of our common stock) were modified by our Board of Directors by reducing the exercise price to $.025 per share (the fair market value on that date) and all options became fully vested as of that date.  Messrs. Green, Oliveri and Goldberg have options, as modified, to purchase 2,525,000 shares, 1,800,000 shares and 2,000,000 shares, respectively.  The duration of all options is ten years from the date of the original grant except for options to purchase 925,000 shares granted to Mr. Green (included in his total noted above) expire five years from date of the original grant.

In addition, on January 19, 2010 the Board of Directors granted Messrs. Green, Oliveri and Goldberg 1,200,000 shares, 10,000 shares and 25,000 shares, respectively, of our Class B preferred stock, each share of which was convertible into ten shares of our common stock.  All of these shares were converted during 2010.

We lease approximately 3,356 square feet of office space at 200 Old Country Road, Mineola, New York from HUB Properties Trust at an initial base rental of $7,831 per month increasing annually to $9,626 per month pursuant to a seven year lease.

Recently Issued Accounting Pronouncements

See Note 2 to our financial statements that are part of this Form 10-K for a discussion of recently issued accounting pronouncements.

In June 2009, ASC 810 was adopted relating to consolidation of variable interest entities, and will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under ASC 810, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. This rule is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

ASC 810 related to noncontrolling interests in consolidated financial statements requires reporting entities to present noncontrolling (minority) interests as equity as opposed to as a liability or mezzanine equity and provides guidance on the accounting for transactions between an entity and noncontrolling interests. These requirements are effective the first fiscal year beginning after December 15, 2008, and interim periods within that fiscal year.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements or the Company’s future results of operations.

Off-Balance Sheet Arrangements

We did not engage in any off-balance sheet arrangements during the fiscal years ended December 31, 2010 or 2009.

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

Certain Risks and Uncertainties

Certain statements in this Annual Report on Form 10-K, including certain statements contained in “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements”. The words or phrases “can be,” “may,” “could,” “would,” “expects,” “believes,” “seeks,” “estimates,” “projects” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various risks and uncertainties, including those described in the section “Risk Factors”, and we caution you that any forward-looking information provided by or on behalf of us is not a guarantee of future performance. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond our control. All such forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Item 7 A. Quantitative and Qualitative Disclosures About Market Risk

As a Smaller Reporting Company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 8. Financial Statements and Supplementary Data

See our financial statements beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9 A. Controls and Procedures

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

Subsequent to the filing of our December 31, 2009 financial statements, management determined that certain expenses related to the operations of C612, its 66% owned subsidiary, were not properly allocated to C612 for the years ended December 31, 2008 and 2009. Accordingly, the Company has restated its results for the year ended December 31, 2009.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which consists of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), as supplemented by the COSO publication Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2010.

Insufficient resources in our accounting and finance department during 2010 resulted in an ineffective review, monitoring and analysis of schedules, reconciliation and financial statement disclosures and a misapplication of U. S. GAAP and SEC reporting requirements. These conditions, considered a material weakness, remained unresolved at the end of 2010. We plan to remedy this condition in 2011 by the use of outside resources to supplement our accounting and finance department.

Management is aware that there is a lack of segregation of duties at the Company due to the fact that there are only two people dealing with financial and accounting matters. However, at this time, management has decided that considering the experience and abilities of the employees involved and the low quantity of transactions processed, the risks associated with such lack of segregation of duties are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation. Notwithstanding the above regarding the lack of segregation of duties, management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2010, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting.

Item 9 B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The following table sets forth the names and positions of our directors and executive officers and other key personnel:

Name	Age	Position
Ezra J. Green	50	Chief Executive Officer and Chairman
Arthur L. Goldberg	72	Chief Financial Officer, Vice President, Secretary and Treasurer
Thomas J. Oliveri	52	President and Chief Operating Officer
Pamela Newman, Ph.D.	63	Director
Gelvin Stevenson, Ph.D.	67	Director

Our directors hold office until the earlier of their death, resignation or removal or until their successors have been elected and qualified. Our officers are elected annually by, and serve at the pleasure of, our board of directors.

Section 16(a) of the Securities Exchange Act of 1934 requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission and with any exchange on which the Company's securities are traded. Officers, directors and persons owning more than ten percent of such securities are required by Commission regulation to file with the Commission and furnish the Company with copies of all reports required under Section 16(a) of the Exchange Act. To our knowledge, based solely upon our review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2010, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with.

Biographies

Ezra J. Green (Chief Executive Officer and Chairman). Ezra Green has been our Chief Executive Officer and Chairman since the consummation of our reverse merger on December 20, 2007. Ezra Green has been involved with renewable energy companies for seven years and founded Clear Skies Group, Inc. in 2003. Prior to launching Clear Skies Group, Inc., Mr. Green was a successful entrepreneur who founded TAL Design & Construction in 1990, a general contracting firm. Mr. Green has 25 years experience in the construction business, including those in which he led TAL Design & Construction to top rankings for excellence and customer satisfaction in The Franklin Report. TAL Design & Construction consulted on interior design and performed high-end commercial and residential construction in New York City and Long Island. Ezra began his career as a software engineer and programmer.  Mr. Green’s extensive experience in construction and installation businesses and his knowledge of the solar industry and general business management qualify him to serve as a director of the Company.

Arthur L. Goldberg (Vice President, Chief Financial Officer, Secretary and Treasurer). Arthur Goldberg joined us as our Chief Financial Officer effective on January 21, 2008. He was appointed Secretary and Treasurer on May 16, 2008 and a Vice President on August 24, 2009. Previously he served as CFO of Milestone Scientific, Inc., a publicly traded company that had developed and markets a device for painless injections for both dental and medical purposes. Before that he served as Chief Administrative and Financial Officer of St. Luke’s School, a private college preparatory school. Before working at St. Luke’s School Mr. Goldberg was a partner in the firm Tatum CFO Partners, LLP from 1999 to 2006. Tatum’s business was the furnishing of CFO services on an interim or special project basis. Before Tatum Mr. Goldberg served as CFO of various public and privately owned businesses. He earned an MBA degree from the University of Chicago, JD and LLM degrees from the School of Law at New York University and his bachelor’s degree from the City College of New York. Mr. Goldberg is also a certified public accountant. He is also a director of SED International Holdings, Inc., a publicly owned distributor of computer related consumer electronic and wireless products.

Thomas J. Oliveri (President and Chief Operating Officer). Thomas J. Oliveri has been our President and Chief Operating Officer since April 14, 2008. Thomas Oliveri joined the Company in April of 2008 and brings 25 years of experience as a global executive directing and managing all aspects of business operations, strategic planning, engineering, marketing, sales, operations, accounting, HR, and IT functions. His experience working in the United States, Europe, Asia, Russia, Australia, South America, and South Africa will enable us to expand to foreign markets as opportunities present themselves. Since 2006, Mr. Oliveri has led a corporate turnaround effort as the Head of the Equipment Flow division of Sulzer Metco, Inc., a worldwide leader in the thermal spray industry. From 1999 to 2006, Mr. Oliveri served in a variety of executive roles, eventually rising to CEO, at Global Payment Technologies, Inc., a currency validation manufacturer. From 1986 through 2000, Mr. Oliveri served in a variety of executive management positions at manufacturing companies around the world. Mr. Oliveri has a Bachelor of Science from SUNY Oswego and a Master of Science from SUNY Stony Brook. Mr. Oliveri is also a director of Table Trac, Inc., a publicly owned company that supplies certain software systems to the gaming industry.

Pamela J. Newman, PhD (Director). Pamela J. Newman joined our board of directors upon consummation of our reverse merger on December 20, 2007 and has been a member of Clear Skies Group, Inc.’s board of directors since October 2005. Dr. Newman has been an Executive Vice President at AON Corporation, specializing in Fortune 500 international clients, since 1991. Before joining AON, Dr. Newman worked for Marsh & McLennan from 1979 to 1991 and, before that, she worked for Peat, Marwick, Mitchell & Co. from 1975 to 1979. Dr. Newman is a member of the board of directors of the publicly listed Ivivi Technologies, Inc. and also serves on the boards of several private companies, including RKO Pictures and Interactive Metronome. Dr. Newman serves on the Medical Center Advisory Board of the New York Hospital-Cornell Medical Center and on the Board of the McGowan Transplant Center, the Brain Trauma Foundation and American ORT. Dr. Newman also serves on the Board of Trustees of The American University of Paris, the Corporate Board of Carnegie Hall and the Associate Committee of The Julliard School and is a Fellow of the Foreign Policy Association. Dr. Newman has co-authored two books; “Organizational Communications” and “Behind Closed Doors; A Guide to Effective Meetings.” Dr. Newman earned her Bachelor of Arts, Master of Arts, and Ph.D. from the University of Michigan and serves on the Horace Rackham University of Michigan Graduate School Board of Advisors.  Dr. Newman’s outstanding and broad business experience qualifies her to serve us as a Director.

Gelvin Stevenson, PhD (Director). Gelvin Stevenson joined our board of directors upon consummation of our reverse merger on December 20, 2007 and has been a member of Clear Skies Group, Inc.’s board of directors since August 2005. Dr. Stevenson has been Clear Skies Group, Inc.’s Treasurer since March 2007 and was also appointed Secretary in August 2007. Dr. Stevenson is an economist and served as an Adjunct Professor of Environmental Economics at Cooper Union and Pratt Institute in 2004 and 2006, respectively. Dr. Stevenson is a Program Director for the Center for Economic and Environmental Partnership (since 2002), consults for the clean energy industry and has organized numerous financing forums for start-up clean energy companies. Dr. Stevenson has been an Investment Consultant to the Oneida Tribe of Indians of Wisconsin for over 12 years, and served as Director of Investment Responsibility for the NYC Comptroller’s Office in 1992, when it managed over $40 billion in pension funds. Dr. Stevenson was Economic and Corporate Finance Editor at Business Week magazine from 1977 to 1984, and his writings have appeared in the Business and the Real Estate Sections of the New York Times, New York Magazine and elsewhere. Dr. Stevenson formerly held a Series 7 securities license and is currently a Public Arbitrator for the Financial Industry Regulatory Authority (formerly NASD). Dr. Stevenson holds a Bachelor of Arts from Carleton College and both a Master of Arts and a Ph.D. from Washington University in St. Louis.  Dr. Stevenson’s wide experience and knowledge qualify him to serve us as a Director.

There are no family relationships among any of our directors and executive officers.

Corporate Governance

The Board of Directors has combined the positions of Chairman and Chief Executive Officer due to the small size of the Board and the stage of development of the Company. The Board has not designated one of the two independent directors as the Lead Independent Director. Due to the small size of the Board it was not felt to be necessary or appropriate. The small size of the Board allows the two independent directors to be in regular contact with Company management, including the Chief Executive Officer and Chief Financial Officer and they perform their oversight function in part in this manner. The Board did not create a formal nominating committee but did designate all incumbents as the nominees for reelection to the Board at the shareholder meeting on March 10, 2010, which was adjourned until April 6, 2010. Board expansion will be considered as the growth of the Company makes it desirable. We expect our Board, in the future, to appoint an audit committee, and to adopt a charter relating to such committee. The Company has not retained any compensation consultants during the years ended December 31, 2010 and 2009.

Director Compensation

On May 1, 2008 the Board of Directors adopted the Clear Skies Solar, Inc. 2008 Non-Employee Director Compensation Plan pursuant to which, as amended on November 12, 2008, options to purchase up to one million shares of common stock may be granted to non-employee Directors of the Company. All options must be at the fair market value on the date of grant and expire no later than ten years from the date of grant. Such options, which are non-qualified stock options under the Internal Revenue Code, were modified by the Board of Directors on February 15, 2011 to have an exercise price of $.025 per share and to be fully vested on that date.  Each of our two independent directors holds options to purchase 500,000 shares of our common stock. In addition, this Plan provides for the payment of $750 to each non-employee director for attending in person each meeting of the Board or any committee thereof and $500 if such attendance is via conference telephone. We also reimburse our Directors for reasonable expenses incurred in connection with their services as Directors.

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

Board Committees

Our Board of Directors has only one standing committee (a compensation committee which does not meet the requirements of a compensation committee for the purposes of our 2007, 2008 or 2009 Equity Incentive Plans). Our compensation committee, comprised of Dr. Newman and Dr. Stevenson, was constituted on February 6, 2008, and did not meet during the year ended December 31, 2010. Dr. Newman and Dr. Stevenson are “independent” as such term is defined under and required by federal securities laws and the rules of the NASDAQ Stock Market. We expect our Board of Directors, in the future, to appoint an audit committee, a nominating committee and a compensation committee that meets the requirements of our 2007, 2008, 2009 and 2010 Equity Incentive Plans, and to adopt charters relative to each such committee. We intend to appoint such persons to committees of the Board of Directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek listing on a national securities exchange.

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

The table below sets forth, for the fiscal years ended December 31, 2010 and 2009, the compensation earned by each person acting as our Chief Executive Officer and our next two most highly compensated executive officers whose total annual compensation exceeded $100,000 in 2010 (together, the “Named Executive Officers”). Except as shown below, none of our executive officers received annual compensation in excess of $100,000 during 2010.

Summary Compensation Table

			Stock	Stock		Option
	Year	Salary	Bonus	Awards		Awards (1)	Other	Total

Ezra Green	2010	$182,692	$50,000	$2,040,000	(2)	$24,225		$2,296,915
CEO and Chairman	2009	$240,385		$210,000		$895,262	$4,860 (3)	$1,350,507

Thomas J. Oliveri	2010	$149,662		$17,000	(2)	$12,920		$179,580
President and COO (4)	2009	$196,923				$349,750		$546,673

Arthur L. Goldberg	2010	$145,115		$42,500	(2)	$19,380		$206,993
Chief Financial Officer,	2009	$200,962				$372,034		$572,996
Vice President, Secretary
and Treasurer (5)

(1)

Reflects the fair value of the stock options awards granted during the year in accordance with FASB ASC Topic 718, Accounting for Stock Compensation.

(2)

The stock awards were conditioned on the recipients continuing as employees of the Company until January 18, 2011.  The recipients satisfied this condition.

(3)

Other compensation consists of the non-business portion of auto related expenses paid by the Company.

(4)

Mr. Oliveri’s employment as our President and Chief Operating Officer commenced on April 14, 2008.

(5)

Mr. Goldberg’s employment as our Chief Financial Officer commenced on January 21, 2008.  He has also served as our Secretary and Treasurer since May 16, 2009 and as Vice President since August 24, 2009.

Employment Agreements

We have entered into employment agreements with Ezra J. Green to serve as our Chief Executive Officer and Chairman, with Thomas J. Oliveri to serve as our President and Chief Operating Officer and with Arthur L. Goldberg to serve as our Chief Financial Officer. These agreements were entered into in December 2007, March 2008 and January 2008, respectively, and were all amended and restated in November 2008. The initial terms of the amended and restated agreements (the “Agreements”) are three years, with automatic one-year renewals following this three-year period in the absence of a notice of non-renewal as provided for in the Agreements. Pursuant to the Agreements Messrs. Green, Oliveri and Goldberg are to receive minimum annual base salaries of $250,000, $200,000 and $200,000, respectively, for the first three years, and then an agreed upon salary (of not less than the amount specified above) for each future year of employment. Each of Messrs. Green, Oliveri and Goldberg were entitled to annual bonuses based on the financial results of the Company for each of the two years ended March 31, 2009 and 2010.  Neither bonus was earned nor paid.  If any of such executives’ employment is terminated without cause or if any resign for good reason (as defined in their employment agreements), then we will be obligated to pay the terminated executive, as severance, his then current annual base salary and annual bonuses (as such is defined within the Agreements) for the remainder of the term. The three Agreements have provisions regarding non-disclosure of confidential information, non-solicitation and non-competition. On March 17, 2009 the Board granted Mr. Green a bonus award of three million shares of common stock of the Company.

Grants of Plan-Based Awards

The following sets forth information regarding stock option awards to our named executive officers under our stock option plans for the year ended December 31, 2010 as follows:

On January 19, 2010 the Board of Directors granted Messrs. Green, Oliveri and Goldberg 1,200,000 shares, 10,000 shares and 25,000 shares, respectively, of our class B preferred stock each share of which were convertible into ten shares of our common stock.  All of these shares were converted during 2010.

On February 15, 2011 all outstanding stock options (entitling the holders to purchase an aggregate of 10,215,000 shares of our common stock) were modified by our Board of Directors by reducing the exercise price to $.025 per share (the fair market value on that date) and all options became fully vested as of that date.  Messrs. Green, Oliveri and Goldberg have options, as modified, to purchase 2,525,000 shares, 1,800,000 shares and 2,000,000 shares, respectively.  The duration of all options is ten years from the date of the original grant except that options to purchase 925,000 shares granted to Mr. Green (included in his total noted above) expire five years from date of the original grant.

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

Director Compensation Arrangements

Item 12 sets forth with respect to the named directors, compensation information inclusive of equity awards and payments made in the year ended December 31, 2010. The following includes only directors that were not employees of the Company. Any director who was also an executive officer is included in the Summary Compensation Table.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information as of March 31, 2011 regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) each Named Executive Officer; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o Clear Skies Solar, Inc., 200 Old Country Road, Suite 610, Mineola, New York 11501-4241.

Name and Address of Beneficial Owner	Amount and Nature	Percent of
	of Beneficial Ownership (1)	Class (1)
5% Stockholder:
St. George Investments, LLC (2)	20,606,570	9.61%
303 East Wacker Drive, Suite 1200
Chicago, IL 60601

Directors and Named Executive Officers:
Ezra J. Green (3)	9,525,000	4.56%
Arthur L. Goldberg (4)	4,666,250	2.22%
Pamela Newman (5)	577,518	*
Thomas J. Oliveri (6)	1,900,000	*
Gelvin Stevenson (7)	655,035	*
All directors and executive officers as a group (8 persons)	22,070,080	10.14%
(3) (4) (5) (6) (7)
* Less than 1%.

(1)

Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 31, 2011. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person. As of March 31, 2011, there were 206,271,976 shares of our common stock outstanding.

(2)

Includes 12,500,000 shares of our common stock owned beneficially and of record plus an additional 8,106,570 shares of common stock which can be purchased upon partial exercise of a warrant to purchase up to 25,522,608 shares of common stock, subject to the terms and conditions more fully set forth in the warrant. The terms and provisions of this warrant limit the number of shares which may be acquired on exercise of the warrant to no more than an aggregate of 9.99% of our outstanding common stock owned by this stockholder and its affiliates at any one time, including any shares owned beneficially and of record as of the date of any such exercise.  The number of shares shown in the above table for this beneficial owner calculates the number of shares issuable upon partial exercise of the warrant at 9.99% of the shares outstanding at March 31, 2011 without giving effect to the exercise of the warrant.

(3)

Includes 2,525,000 shares of our common stock issuable upon exercise of options that are vested or exercisable within 60 days in amounts and at an exercise price of $.025 per share.

(4)

Includes 550,000 shares issuable upon conversion of an outstanding convertible promissory note and 1,650,000 shares issuable upon exercise of outstanding warrants. Also includes 2,000,000 shares of our common stock issuable upon exercise of options that are vested or exercisable within 60 days in amounts and at an exercise price of $.025 per share.

(5)

Includes 500,000 shares of our common stock issuable upon exercise of options that are vested and exercisable within 60 days at an exercise price of $.025.

(6)

Includes 1,800,000 shares of our common stock issuable upon exercise of options that are vested and exercisable within 60 days at an exercise price of $.025 per share.

(7)

Includes 500,000 shares of our common stock issuable upon exercise of options that are vested and exercisable within 60 days at an exercise price of $.025 per share.

Equity Incentive Plans

We have adopted the Clear Skies Holdings, Inc. 2007, 2008, 2009 and 2010 Equity Incentive Plans, and the 2008 Non-employee Directors Compensation Plan, pursuant to which a total of 12,000,000 shares of our common stock are reserved for issuance as awards to employees, directors, consultants, and other service providers. The term of the 2007 Plan is ten years from December 19, 2007; the term of the 2008; Plan is ten years from July 28, 2008; the term of 2009 Plan is ten years from March 17, 2009; the term of 2010 Plan is ten years from July 12, 2010, and the term of the Non-Employee Directors Plan is ten years from May 1, 2008, their respective effective dates. Options under all Plans were granted in 2009 and 2010. As of March 31, 2011, the Board of Directors has granted fully vested options to seventeen persons to purchase a total of 10,215,000 shares of our common stock with a weighted-average exercise price of $.025 per share and to two directors to purchase a total of 1,000,000 shares of our common stock with a weighted-average exercise price of $.0231 per share.

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

The number of shares of our common stock initially reserved for issuance under the Plans is 2,500,000 in each Plan except for the 2010 Plan where 3,500,000 shares are reserved. If any award under the Plan is cancelled prior to its exercise or vesting in full, or if the number of shares subject to an award is reduced for any reason, the shares of our stock that are no longer subject to such award will be returned to the available pool of shares reserved for issuance under the Plan, except where such reissuance is inconsistent with the provisions of Section 162(m) of the Internal Revenue Code of 1986, as amended.

We have also adopted the 2008 Non-Employee Directors Compensation Plan pursuant to which one million shares of our common stock are reserved for issuance. The term of this Plan is ten years from May 1, 2008, its effective dates. As of March 14, 2011, the Board of Directors granted fully vested options to two current non-employee directors to purchase a total of 1,000,000 shares of our common stock with a weighted-average exercise price of $.025 per share.

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

Arthur Goldberg, our Vice President and Chief Financial Officer, purchased $11,000 face amount of the notes payable maturing on July 28, 2010, and July 31, 2010, as well as the notes sold on January 6, 2010. The first two notes have been paid in cash at maturity.  He also received warrants expiring three years from issue to purchase shares of our common stock proportionately to the other purchasers of notes. In 2009 Mr. Goldberg purchased 1,500,000 shares of the common stock of Carbon 612 Corporation, our 66% owned subsidiary, and a warrant to purchase a further 1,500,000 shares at $.10 per share for a total purchase price of $15,000.

Item 14. Principal Accounting Fees and Services

Audit Fees

We have retained J. H. Cohn LLP as independent registered public accounting firm for the fiscal years ended December 31, 2010 and 2009 at fees of $75,000 and $49,500.

Audit-Related Fees

There were no fees billed for other audit related services by J. H. Cohn LLP.

Tax Fees

The fees billed for professional tax services rendered by J. H. Cohn LLP for the fiscal year ended December 31, 2009 for the preparation of our 2009 tax returns were $7,500, as approved by our Board of Directors.  We anticipate retaining J. H. Cohn LLP to prepare our 2010 tax returns.

Item 15. Exhibits and Financial Statement Schedules

(a)

The following documents are filed as part of this Report:

1. Financial Statements.  The following financial statements and the report of the Company’s independent registered public accounting firm thereon, are filed herewith.

•

Report of Independent Registered Public Accounting Firm

•

Consolidated Balance Sheets at December 31, 2010 and 2009

•

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009

•

Consolidated Statements of Deficiency for the years ended December 31, 2010 and 2009

•

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009

•

Notes to Consolidated Financial Statements December 31, 2010 and 2009

2.

Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits.

Exhibit
No.	Description
2.1	Agreement of Merger and Plan of Reorganization, dated as of December 19, 2007, by and among Clear Skies Holdings, Inc., Clear Skies Group, Inc. and Clear Skies Acquisition Corp. (2)
2.2	Certificate of Merger, merging Clear Skies Acquisition Corp. with and into Clear Skies Group, Inc., filed with the Secretary of State of the State of Delaware on December 19, 2007 (2)
2.3	Certificate of Merger, merging Clear Skies Acquisition Corp. with and into Clear Skies Group, Inc., filed with the Department of State of the State of New York on December 20, 2007 (2)
3.1(i)	Certificate of Incorporation (1)
3.1(ii)	Certificate of Amendment to Certificate of Incorporation (3)
3.1(iii)	Certificate of Designation of Series A Preferred Stock (17)
3.1(iv)	Certificate of Designation for the Series B Convertible Preferred Stock(18)
3.1(v)	Certificate of Amendment to Certificate of Incorporation filed on April 10, 2010 (20)
3.2	By-laws (1)
4.1	Form of Placement Warrant (2)
4.2	Form of Warrant to Purchase Common Stock (10)
4.3	Form of Warrant issued to Kim Davis, Nominee of Ice Cold Stocks (11)
4.4	Form of Warrant to Purchase Common Stock (12)
4.5	Form of Warrant to Purchase Common Stock (13)
4.6	Form of Warrant to Purchase Common Stock (16)
4.7	Form of Warrant (18)
4.8	Form of Warrant related to Unsecured Promissory Note (19)
4.9	Thirty day warrant to purchase 41,131,212 shares of common stock, dated July 30, 2010 (22)
4.10	Form of Common Stock Warrant, dated February 25, 2011, issued to the Accredited Investors(24)
4.11	Form of Common Stock Warrant, dated March 31, 2011, issued to the Accredited Investor(25)
4.12	Form of Common Stock Warrant, dated March 31, 2011, issued to the Placement Agent(25)
10.1	Form of Subscription Agreement (2)
10.2	Intentionally omitted.
10.3	Form of Registration Rights Agreement (2)
10.4	Form of Lock-Up Agreement (2)
10.5	Placement Agent Agreement, dated November 14, 2007, between Clear Skies Group, Inc. and Westminster Securities Corporation (2)
10.6	Form of Directors and Officers Indemnification Agreement (2)
10.7	Employment Agreement, dated December 20, 2007, by and between Clear Skies Holdings, Inc. and Ezra J. Green (2)
10.8	Amended and Restated Executive Employment Agreement, dated November 12, 2008 by and between Clear Skies Solar, Inc. and Ezra J. Green (11)
10.9	Employment Agreement, dated December 20, 2007, by and between Clear Skies Holdings, Inc. and Robert Parker (2)
10.10	Clear Skies Holdings, Inc. 2007 Equity Incentive Plan (2)
10.11	Form of 2007 Incentive Stock Option Agreement (2)
10.12	Form of 2007 Non-Qualified Stock Option Agreement (2)
10.13	Clear Skies Solar, Inc. 2008 Equity Incentive Plan (9)
10.14	Form of 2008 Incentive Stock Option Agreement (11)
10.15	Form of 2008 Non-Qualified Stock Option Agreement (11)
10.16	Agreement of Conveyance, Transfer and Assignment of Assets and Assumptions of Obligations, dated as of December 20, 2007, between Clear Skies Holdings, Inc. and BIP Holdings, Inc. (2)
10.17	Stock Purchase Agreement, dated as of December 20, 2007 among Clear Skies Holdings, Inc., Bobby Stanley and Joseph I. Lewis (2)
10.18	Settlement Agreement and Mutual Release among Alpha Energy, Clear Skies Group, Inc. and Quixotic Systems, Inc., dated as of August 30, 2007 (2)
10.19	Indemnity and Guaranty Agreement, dated as of August 25, 2007, by Ezra Green and Clear Skies Group, Inc., jointly and severally, in favor of Quixotic Systems, Inc. (2)
10.20	Form of Note Purchase Agreement, dated as of November 7, 2007, between Clear Skies Group, Inc. and each purchaser of 8% Promissory Notes of Clear Skies Group, Inc. (2)
10.21	Form of 8% Promissory Notes of Clear Skies Group, Inc., dated November 7, 2007 (2)
10.22	Settlement Agreement and Release, dated as of November 8, 2007, among Clear Skies Group, Inc., Sustainable Profitability Group, Inc. and Mayur Subbarao (2)
10.23	Resignation Letter from Bobby Stanley, dated December 20, 2007 (2)
10.24	Employment Agreement, dated December 31, 2007, by and between Clear Skies Holdings, Inc. and Arthur L. Goldberg (4)
10.25	Amended and Restated Executive Employment Agreement, dated November 12, 2008 by and between Clear Skies Solar, Inc. and Arthur L. Goldberg (11)

10.26	Summary sheet of amendment, dated February 6, 2008, to the terms of Employment Agreement, dated December 20, 2007, by and between Clear Skies Holdings, Inc. and Ezra J. Green (4)
10.27	Employment Agreement, dated March 19, 2008, by and between Clear Skies Solar, Inc. and Thomas Oliveri (5)
10.28	Amended and Restated Executive Employment Agreement, dated November 12, 2008 by and between Clear Skies Solar, Inc. and Thomas Oliveri (11)
10.29	Letter Agreement, dated October 7, 2007, between Clear Skies Group, Inc. and Avalanche Strategic Communications (6)
10.30	Client Service Agreement, dated as of November 28, 2007, between Clear Skies Group, Inc. and PR Financial Marketing LLC (7)
10.31	Clear Skies Solar, Inc. 2008 Non-Employee Director Compensation Plan (6)
10.32	Amendment Number One to the Clear Skies Solar, Inc. 2008 Non-Employee Directors Compensation Plan (11)
10.33	Form of 2008 Non-Employee Director Compensation Plan Non-Qualified Stock Option Agreement (11)
10.34	Lease of new office space dated May 30, 2008 (8)
10.35	Consulting Services Agreement, dated as of April 30, 2009 between the Company and Ice Cold Stocks (10)
10.36	Consulting Agreement, dated as of May 8, 2009, between the Company and Barry Honig (10)
10.37	Amendment to Consulting Agreement, dated as of May 8, 2009, between the Company and Barry Honig (10)
10.38	Subscription Agreement, dated as of May 8, 2009, by and among the Company and the subscribers listed therein (10)
10.39	Form of Convertible Promissory Note (10)
10.40	Intentionally omitted
10.41	Security Agreement, dated as of May 8, 2009, by and among the Company and the signatories thereon (10)
10.42	Intentionally omitted
10.43	Subscription Agreement, dated as of July 28, 2009, by and among the Company and the subscribers listed therein (12)
10.44	Form of Convertible Promissory Note (12)
10.45	Intentionally omitted
10.46	Subscription Agreement, dated as of September 16, 2009, by and among the Company and the subscribers listed therein (13)
10.47	Form of Convertible Promissory Note (13)
10.48	Intentionally omitted
10.49	Subscription Agreement, dated as of October 14, 2009, by and among the Company and the subscribers listed therein (14)
10.50	Letter Agreement dated as of October 29, 2009 between the Company and the signatories thereto (15)
10.51	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of November 13, 2009, by and between Clear Skies Solar, Inc. and Carbon 612 Corporation (16)
10.52	Securities Purchase Agreement, dated as of November 13, 2009, by and among Carbon 612 Corporation and the subscribers listed therein (16)
10.53	Intentionally omitted
10.54	Form of Consulting Agreement requiring the issuance of Common Stock (17)
10.55	Form of Consulting Agreement requiring the issuance of Preferred Stock (17)
10.56	Form of IR Agreement (17)
10.57	Form of Convertible Promissory Note (19)
10.58	Subscription Agreement, dated as of January 6, 2010, by and among the Company and the subscribers listed therein (19)
10.59	Form of Unsecured Promissory Note (19)
10.60	Letter Agreement, dated January 22, 2010, by and between Clear Skies Solar, Inc. and the holders of the Company’s securities signatory thereto(18)
10.61	Amendment Agreement, dated as of July 13, 2010, by and among Clear Skies Solar, Inc. and the holders of the Company’s securities signatory thereto (21)
10.62	Agreement, dated August 2, 2010, by and among Clear Skies Solar, Inc. and Alpha Capital Anstalt (22)
10.63	Stock Purchase Agreement, dated October 12, 2010, by and among Clear Skies Solar, Inc. and Chevra Toras Chesed (23)
10.64	Stock Purchase Agreement, dated October 12, 2010, by and among Clear Skies Solar, Inc. and Congregation Kehal Yerayim Ateres Zvi(23)
10.65	Stock Purchase Agreement, dated October 13, 2010, by and among Clear Skies Solar, Inc. and Chevra Toras Chesed((23)
10.66	Stock Purchase Agreement, dated October 13, 2010, by and among Clear Skies Solar, Inc. and Congregation Kehal Yerayim Ateres Zvi(23)
10.67	Form of Stock Purchase Agreement, dated February 25, 2011, between the Company and each of the Accredited Investors.(24)
10.68	Form of Securities Purchase Agreement, dated March 31, 2011, between the Company and the Accredited Investor(25)
14	Code of Ethics and Business Conduct adopted July 28, 2008 (11)
21.1	List of Subsidiaries (11)
23.1*	Consent of J.H. Cohn LLP
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer

______________________________

* Filed herewith.

(1)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on December 19, 2007.
(2)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on December 26, 2007.
(3)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on January 30, 2008.
(4)	Incorporated herein by reference to the copy of such document included as an exhibit to our Registration Statement on Form S-1 filed on March 27, 2008.
(5)	Incorporated herein by reference to the copy of such document included as an exhibit to our Annual Report on Form 10-KSB filed on March 31, 2008.
(6)	Incorporated herein by reference to the copy of such document included as an exhibit to Amendment No. 1 to our Registration Statement on Form S-1 filed on May 23, 2008.
(7)	Incorporated herein by reference to the copy of such document included as an exhibit to Amendment No. 3 to our Registration Statement on Form S-1 filed on July 15, 2008.
(8)	Incorporated herein by reference to the copy of such document included as an exhibit to Amendment No. 2 to our Registration Statement on Form S-1 filed on June 24, 2008.
(9)	Incorporated herein by reference to the copy of such document included as an exhibit to our form 10-Q for the three months ended June 30, 2008 filed on August 12, 2008.
(10)	Incorporated herein by reference to the copy of such document included as an exhibit to our form 8-K filed on May 13, 2009.
(11)	Incorporated herein by reference to the copy of such document included as an exhibit to our Annual Report on Form 10-K filed on May 15, 2009.
(12)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on August 3, 2009.
(13)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on September 21, 2009.
(14)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on October 20, 2009.
(15)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on November 3, 2009.
(16)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on November 19, 2009.
(17)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on December 14, 2009.
(18)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on January 27, 2010.
(19)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on January 12, 2010.
(20)	Incorporated herein by reference to the copy of such document included as an exhibit to our Quarterly Report on Form 10Q filed on May 17, 2010.
(21)	Incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on July 13, 2010.
(22)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on August 5, 2010.
(23)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on October 13, 2010.
(24)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on March 3, 2011.
(25)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on April 6, 2011

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLEAR SKIES SOLAR, INC.

Date: April 14, 2011	By:	/s/ Ezra J. Green Ezra J. Green
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Signature	Title	Date

/s/ Ezra J. Green Ezra J. Green	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	April 14, 2011

/s/ Arthur L. Goldberg Arthur L. Goldberg	Chief Financial Officer, Vice President, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	April 14, 2011

/s/ Gelvin Stevenson Gelvin Stevenson, PhD	Director	April 14, 2011

/s/ Pamela J. Newman Pamela J. Newman, PhD	Director	April 14, 2011

CLEAR SKIES SOLAR, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Clear Skies Solar, Inc.

We have audited the accompanying consolidated balance sheets of Clear Skies Solar, Inc. and Subsidiaries as of December 31, 2010 and 2009 (Restated), and the related consolidated statements of operations, deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Clear Skies Solar, Inc. and Subsidiaries as of December 31, 2010 and 2009 (Restated), and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations, negative cash flows from operating activities and has limited resources or revenues to cover its operating costs. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1, the 2009 consolidated financial statements have been restated.

/s/ J.H. Cohn LLP

Jericho, New York

April 14, 2011

CLEAR SKIES SOLAR, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS		(Restated – See Note 1)

Current assets
Cash	$16,992	$132,325
Accounts receivable, less allowance for doubtful accounts of $0 and $94,817 as of December 31, 2010 and 2009, respectively	40,000	150,000
Prepaid expenses	22,715	53,799

Total current assets	79,707	336,124

Property and equipment, net	128,449	128,449
Security deposits	150,000	113,634
Other assets	67,202	131,280
	$425,358	$709,487

LIABILITIES AND DEFICIENCY

Current liabilities
Accounts payable and accrued expenses	$889,931	$854,952
Billings in excess of costs and estimated earnings	42,553	42,553
Advance deposits on jobs	88,856	-
Loan payable	-	100,000
Notes payable - short-term	11,000	417,030
Embedded derivative liability	64,675	539,099
Estimated loss on uncompleted contracts	109,305	109,305
Payroll liabilities	512,474	81,822
Installation warranty liability	166,637	56,964

Total current liabilities	1,885,431	2,201,725

Notes payable - long-term	25,000	-

Obligations to issue common stock	36,155	-

Total liabilities	1,946,586	2,201,725

Commitments and Contingencies

Deficiency
Clear Skies Solar, Inc. deficiency
Preferred stock, $.001 par value, 10,000,000 shares authorized, zero and 400,000 shares issued and outstanding on December 31, 2010 and 2009, respectively	-	400
Common stock, $.001 par value, 300,000,000 shares authorized, 178,920,327 and 70,309,375 issued and outstanding on December 31, 2010 and 2009, respectively	178,920	70,310
Additional paid-in capital	27,160,662	17,579,237
Accumulated deficit	(28,777,476)	(19,125,955)
Clear Skies Solar, Inc. deficiency	(1,437,894)	(1,476,008)

Noncontrolling interest (deficiency)	(83,334)	(16,230)
Total deficiency	(1,521,228)	(1,492,238)
	$425,358	$709,487

See accompanying notes to consolidated financial statements.

CLEAR SKIES SOLAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2010	2009
		(Restated – See Note 1)
Revenues
Contract revenue	$5,483,622	$33,395
Consulting revenue	46,097	150,000
Sale of excess inventory	-	11,113
Total revenues	5,529,719	194,508

Cost of revenues	4,728,448	109,772

Gross margin	801,271	84,736

Operating expenses
Selling expenses	325,668	355,156
General and administrative expenses	7,094,467	6,074,910

	7,420,135	6,430,066

Loss from operations	(6,618,864)	(6,345,330)

Other Income (Expense):
Interest income	543	514
Interest expense	(3,339,359)	(103,374)
Gain (loss) on extinguishment of derivative liability	(25,756)	61,735
Gain on derivative	832,331	-
Amortization of debt discount	(567,520)	(1,292,740)

Total other income (expense)	(3,099,761)	(1,333,865)
Net loss	(9,718,625)	(7,679,195)

Net loss attributable to noncontrolling interest	(67,104)	(9,925)

Net loss attributable to Clear Skies Solar, Inc.	$(9,651,521)	$(7,669,270)

Net loss per common share, basic and diluted	$(0.08)	$(0.17)

Weighted average common shares outstanding, basic and diluted	116,011,986	44,169,808

See accompanying notes to consolidated financial statements.

CLEAR SKIES SOLAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF DEFICIENCY

For the years ended December 31, 2010 and 2009

	Clear Skies Solar, Inc.

	Common Stock		Preferred Stock		Additional		Total	Non-
	$.001 par value		$.001 par value		Paid-in	Accumulated	Clear Skies	Controlling
	Shares	Amount	Shares	Amount	Capital	Deficit	Solar, Inc.	Interest	Total

Balances, December 31, 2008 (Restated)	31,696,066	$ 31,696	-	$ -	$ 10,767,217	$(11,456,685)	$ (657,772)	$ (31,663)	$ (689,435)

Shares issued to consultants for services rendered	8,450,000	8,450	400,000	400	1,756,026	-	1,764,876	-	1,764,876

Shares issued to law firms for legal and consulting services	3,088,252	3,088	-	-	329,959	-	333,047	-	333,047

Shares issued to an employee as additional compensation	3,000,000	3,000	-	-	2,392,044	-	2,395,044	-	2,395,044

Shares issued on exercise of warrants	3,878,174	3,878	-	-	95,122	-	99,000	-	99,000

Shares issued on conversion of notes and interest due	9,796,435	9,797	-	-	588,669	-	598,466	-	598,466

Shares issued in payment of interest	46,786	47	-	-	317,408	-	317,455	-	317,455

Shares issued as an incentive in connection with sales of notes and warrants and early advance of a loan	1,350,000	1,350	-	-	226,150	-	227,500	-	227,500

Private placement of common stock	8,003,662	8,004	-	-	712,325	-	720,329	-	720,329

Shares issued in return for an extension of the maturity of notes	1,000,000	1,000	-	-	345,093	-	346,093	-	346,093

Issuance of stock and warrants	-	-	-	-	49,224	-	49,224	25,358	74,582

Net loss for the year ended December 31, 2009	-	-	-	-	-	(7,669,270)	(7,669,270)	(9,925)	(7,679,195)

Balances, December 31, 2009 (Restated)	70,309,375	70,310	400,000	400	17,579,237	(19,125,955)	(1,476,008)	(16,230)	(1,492,238)

Shares issued to consultants for services rendered	8,500,000	8,500	-	-	421,500	-	430,000	-	430,000

Shares issued to law firms for legal services	3,950,562	3,950	-	-	190,226	-	194,176	-	194,176

Options issued as additional compensation	-	-	-	-	608,606	-	608,606	-	608,606

Shares issued on exercise of warrants	4,976,190	4,976	-	-	705,024	-	710,000	-	710,000

Shares issued on conversion of notes and interest due	49,514,200	49,514	-	-	1,081,059	-	1,130,573	-	1,130,573

Notes/Warrants issued or modified	-	-	-	-	3,068,447	-	3,068,447	-	3,068,447

Shares issued as an incentive in connection with sales of notes and warrants and early advance of a loan	3,670,000	3,670	-	-	276,130	-	279,800	-	279,800

Private placement of common stock	14,000,000	14,000	-	-	366,000	-	380,000	-	380,000

Warrants issued in return for an extension of the maturity of notes	-	-	-	-	480,533	-	480,533	-	480,533

Shares issued in partial payment of an account payable	1,250,000	1,250	-	-	48,750	-	50,000	-	50,000

Shares issued as bonus compensation to employees	-	-	1,265,000	1,265	2,149,235	-	2,150,500	-	2,150,500

Conversion of shares issued to employees as bonus compensation to common stock	-	-	(1,265,000)	(1,265)	-	-	(1,265)	-	(1,265)

Shares issued as preferred stock converted to common stock	16,650,000	16,650	(400,000)	(400)	(14,985)	-	1,265	-	1,265

Shares issued as charitable contributions	100,000	100	-	-	6,900	-	7,000	-	7,000

Shares issued as bonus compensation	1,000,000	1,000	-	-	49,000	-	50,000	-	50,000

Shares issued in connection with building lease deposit	5,000,000	5,000	-	-	145,000	-	150,000	-	150,000

Net loss for the year ended December 31, 2010	-	-	-	-	-	(9,651,521)	(9,651,521)	(67,104)	(9,718,625)

Balances, December 31, 2010	178,920,327	$178,920	-	$ -	$27,160,662	$(28,777,476)	$(1,437,894)	$(83,334)	$(1,521,228)

See accompanying notes to consolidated financial statements.

CLEAR SKIES SOLAR, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2010	2009
Cash flows from operating activities
Net loss	$(9,718,625)	$(7,679,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	-	56,856
Stock based compensation - options	608,606	4,512,106
Stock based compensation - grants	2,200,900
Amortization of debt discount	567,520	1,292,740
Change in fair value of embedded derivative	(474,424)	(61,735)
Stock issued for consultants/legal services	674,177	-
Non cash charges related to financings	3,095,708	-
Stock issued for charitable contributions	7,000	-
Bad debt expense	-	29,542
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Accounts receivable	110,000	(22,317)
Inventory		11,113
Prepaid expenses and deferred financing costs	31,084	141,474
Other assets	429,931	38,081
Accounts payable and accrued expenses	34,975	(289,090)
Security deposits	263,634	-
Billings in excess of costs and estimated earnings	-	2,221
Advance deposits on jobs	88,856	-
Obligations to issue options and warrants	-	(47,500)
Payroll liabilities	430,652	50,775
Installation warranty liability	109,673	-
Net cash used in operating activities	(1,540,333)	(1,964,929)

Cash flows from investing activities
Proceeds from sales of property and equipment	-	7,348

Cash flows from financing activities
Proceeds from exercise of a warrant	710,000	99,000
Proceeds from issuance of a convertible note	335,000	1,010,000
Financing costs paid – convertible note	-	(15,000)
Proceeds from issuance of common stock	380,000	720,329
Proceeds from issuance of common stock in subsidiaries	-	120,000
Net cash provided by financing activities	1,425,000	1,934,329

Net decrease in cash	(115,333)	(23,252)
Cash, beginning of year	132,325	155,577
Cash, end of year	$16,992	$132,325

Supplemental disclosures of cash flow information
Cash paid for interest expense	$-	$-

Supplemental disclosure of noncash investing and financing activities
Common stock issued in connection with sale of debt	$-	$507,784
Common stock issued in connection with extension of note payable	$16,000	$210,000
Common stock issued in connection with accounts payable and accrued expense settlement	$50,000	$107,155
Warrants issued in connection with note payable and reset provision	$-	$370,938
Common stock issued as building lease security	$150,000	$-
Common stock issued as charitable contributions	$7,000	$-
Common stock issued to consultants/ legal firms for services rendered	$624,177	$7,500
Embedded derivative created in connection with the issuance of note payable	$-	$479,099

See accompanying notes to consolidated financial statements.

CLEAR SKIES SOLAR, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 AND 2009

1. Basis of presentation and nature of operations

Nature of Operations

Our wholly owned operating subsidiary, Clear Skies Group, Inc. (“CSG”) was formed in New York in 2003 for the purpose of providing turnkey solar electricity installations and renewable energy technology solutions to commercial and residential customers across the United States. CSG commenced operations in August 2005 and received its initial funding in September 2005. The Company developed proprietary and patented remote monitoring technology under the name XTRAX® with applications in the solar electricity production industry and other potential markets. In November 2009, the XTRAX® patent, patent applications, trademark and related assets and liabilities were transferred to our then wholly owned subsidiary, Carbon 612 Corporation (“C612”), which then sold common stock for $150,000 (before expenses of $37,500) resulting in the purchasers owning approximately 34% of C612 and us owning the remaining approximate 66%.

Basis of Presentation

The consolidated financial statements include the accounts of Clear Skies Solar, Inc. and its wholly owned subsidiary Clear Skies Group, Inc. (collectively, the “Company”) and its 66% owned subsidiary C612. All significant intercompany balances and transactions have been eliminated in consolidation.

2009 Financial Statements

Subsequent to the filing of our December 31, 2009 financial statements, management determined that certain expenses related to the operations of C612, its 66% owned subsidiary, were not properly allocated to C612 for the years ended December 31, 2008 and 2009.  In addition, an embedded derivative relating to a warrant to acquire Common Stock of C612 sold in November 2009 transaction, C612 also required adjustment to the previously issued financial statements.  Accordingly, the 2009 financial statements have been restated to reflect the correction of these errors. The result of this restatement was to increase accounts payable by $10, increase embedded derivative liability by $60,000, increase additional paid-in capital by $49,224, decrease accumulated deficit by $41,213, decrease non controlling interest by $150,447, increase net loss attributable to non controlling interest by $9,550 and decrease net loss attributable to Clear Skies Solar, Inc. by $9,550.  Management believes these changes did not have a material effect on the Company’s interim financial statements and results of operations for the periods ended March 31, June 30 and September 30, 2010.

The following reflects the changes in our financial statements due to the restatement required to correct the error for the year ended December 31, 2009:

Clear Skies Solar, Inc.
Balance Sheets

	Originally Reported As of December 31, 2009	Adjustments	Restated As of December 31, 2009
ASSETS

Current assets
Cash	$132,325		$132,325
Accounts receivable, less allowance for doubtful accounts of $0 and $94,817 as of December 31, 2010 and 2009, respectively	150,000		150,000
Prepaid expenses	53,799		53,799

Total current assets	336,124		336,124

Property and equipment, net	128,449		128,449
Security deposits	113,634		113,634
Other assets	131,280		131,280

	$709,487		$709,487

LIABILITIES AND DEFICIENCY

Current liabilities
Accounts payable and accrued expenses	$854,942	$10	$854,952
Billings in excess of costs and estimated earnings	42,553	-	42,553
Loan payable	100,000	-	100,000
Notes payable - short-term	417,030	-	417,030
Embedded derivative liability	479,099	60,000	539,099
Estimated loss on uncompleted contracts	109,305	-	109,305
Payroll liabilities	81,822	-	81,822
Installation warranty liability	56,964	-	56,964

Total current liabilities	2,141,715	60,010	2,201,725

Commitments and Contingencies

Deficiency
Clear Skies Solar, Inc. deficiency
Preferred stock, $.001 par value, 10,000,000 shares authorized, zero and 400,000 shares issued and outstanding on December 31, 2010 and 2009, respectively	400	-	400
Common stock, $.001 par value, 300,000,000 shares authorized, 178,920,327 and 70,309,375 issued and outstanding on December 31, 2010 and 2009, respectively	70,310	-	70,310
Additional paid-in capital	17,530,013	49,224	17,579,237
Accumulated deficit	(19,167,168)	41,213	(19,125,955)
Clear Skies Solar, Inc. deficiency	(1,566,445)	90,437	(1,476,008)

Noncontrolling interest (deficiency)	134,217	(150,447)	(16,230)
Total deficiency	(1,432,228)	(60,010)	(1,492,238)

	$709,487	$-	$709,487

CLEAR SKIES SOLAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Originally Reported		Restated
	Year Ended		Year Ended
	December 31,		December 31,
	2009	Adjustments	2009

Revenues
Contract revenue	$33,395		$33,395
Consulting revenue	150,000		150,000
Sale of excess inventory	11,113		11,113
Total revenues	194,508		194,508

Cost of revenues	109,772		109,772

Gross margin	84,736		84,736

Operating expenses
Selling expenses	355,156		355,156
General and administrative expenses	6,074,910		6,074,910

	6,430,066		6,430,066

Loss from operations	(6,345,330)		(6,345,330)

Other Income (Expense):
Interest income	514		514
Interest expense	(103,374)		(103,374)
Gain on extinguishment of derivative liability	61,735		61,735
Amortization of debt discount	(1,292,740)		(1,292,740)

Total other expense	(1,333,865)		(1,333,865)
Net loss	(7,679,195)		(7,679,195)

Net loss attributable to noncontrolling interest	(375)	$(9,550)	(9,925)

Net loss attributable to Clear Skies Solar, Inc.	$(7,678,820)	$9,550	$(7,669,270)

Net loss per common share, basic and diluted	$(0.17)		$(0.17)

Weighted average common shares outstanding, basic and diluted	44,169,808		44,169,808

See accompanying notes to the consolidated financial statements.

2. Summary of significant accounting policies

Cash

The Company maintains cash balances which consist of demand deposits with high credit quality financial institutions. At certain times, such amounts have exceeded FDIC insurance limits. The Company has not experienced any losses on these deposits.

Accounts Receivable and Allowance for Doubtful Accounts

The Company regularly evaluates the collectability of its accounts receivable. The Company carries its accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past bad debts and collections and current credit conditions. Accounts receivable are written-off as uncollectible on a case-by-case basis at the discretion of management. Accounts receivable consist of contract receivables and when applicable amounts due from state agencies for rebates on state-approved solar systems installed. No rebates from state agencies were included in accounts receivable at December 31, 2010 or 2009.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. The Company provides for depreciation principally using the straight-line method as follows:

Asset	Useful Life
Computer equipment	3 Years
Equipment and tools	3 Years
Automobiles	5 Years

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful lives of its long-lived assets or whether the remaining balance of long-lived assets should be evaluated for impairment. The Company considered the results of operations as a triggering event and has written off the carrying values of depreciable personal property assets at December 31, 2009. In November 2009, the Company transferred a patent, patent applications, intellectual property, trademarks and related assets and liabilities to C612.

Revenue Recognition

Revenue Recognition and Deferred Revenue: We currently have one primary revenue stream generated by our activities as a prime contractor for the design and installation of solar energy systems. We may have other revenue if we serve as a consultant to others on solar projects. These revenue streams have very different characteristics and payment time cycles. Therefore, we apply a different revenue recognition policy to each category.

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

Deferred Revenue: This represents money received from a customer in anticipation of projects.

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

Manufacturer and Installation Warranties

The Company warrants its products and services against defects in material or installation workmanship. The manufacturer’s warranty period on the solar panels and inverters used by the Company ranges from 5 to 25 years. The Company assists its customers in the event that the manufacturer’s warranty needs to be used to replace a defective panel or inverter. The Company provides a 5-year warranty on the installation of a system and all equipment and incidental supplies other than solar panels and inverters that are covered under the manufacturer’s warranty. The Company records a provision for the installation warranty, within cost of revenues — currently at 2% of contract revenue earned — based on historical experience and future expectations of the probable cost to be incurred in honoring its warranty commitment. The provision charged to warranty expense for the years ended December 31, 2010 and 2009 were $109,673 and zero, respectively.

The following table presents the Company's warranty reserve activities:

Balance, January 1, 2009	$56,964
Additions during 2009	-
Balance, December 31, 2009	56,964
Additions during 2010	109,673
Balance, December 31, 2010	$166,637

Fair Value of Financial Instruments

The carrying values reported for cash, accounts receivable, accounts payable, accrued liabilities and debt approximate their respective fair values in the accompanying balance sheet due to the short-term maturity of these financial instruments.

Income Taxes

The Company complies with ASC 740 related to accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company also complies with ASC 740 related to accounting for uncertainty in income taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions.

Loss Per Share

The Company complies with ASC 260 related to calculation of loss per share, which has a dual presentation of basic and diluted loss per common share for all periods presented. Basic loss per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the loss of the Company. The difference between the number of shares used to compute basic loss per share and diluted loss per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. As the Company reported a net loss for the years ended December 31, 2010 and 2009, the effects of the shares issuable upon exercise of outstanding warrants and options and conversion of notes as of December 31, 2010 and 2009 have not been considered in the diluted net loss per common share since these dilutive securities would reduce the loss per common share and become anti-dilutive. There are 32,416,135 shares issuable upon the exercise of outstanding warrants, options and conversions of notes as of December 31, 2010.

Convertible Notes and Warrants

We evaluate and account for conversion options embedded in convertible instruments in accordance with provisions of ASC 815. This applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative as defined by ASC 815 relating to accounting for derivative instruments and hedging activities and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.

ASC 815 requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule exists when the host instrument is deemed to be conventional as that term is described under ASC 815. The convertible notes we issued contain adjustment (or ratchet) provisions and accordingly, we determined that the embedded feature within the convertible notes and the warrants are indexed to the Company’s common stock, but the ratchets are only applicable if the Company issues common stock or instruments convertible into common stock below the then applicable conversion or purchase price in the note or warrant. We account for convertible instruments (when we have determined that the embedded conversion options should be bifurcated from their host instruments) as follows: we record a convertible note payable and discounts to the convertible notes for the warrants. The embedded derivative is recorded separately at the grant date and fair valued on a quarterly basis. A gain (loss) on embedded derivative feature is recognized in earnings on a quarterly basis. Discounts under these arrangements are amortized over the term of the notes to their stated date of maturity.

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

Stock based compensation expense related to stock option grants recognized under ASC Topic 718 for the years ended December 31, 2010 and 2009 was $0.6 million and $2.2 million, respectively. Stock based compensation expense is included in selling general and administrative expense on the accompanying consolidated statements of operations. See Note 8 for additional information.

ASC Topic 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.

Stock based compensation expense recognized in the Company’s consolidated statements of operations for the years ended December 31, 2010 and 2009 included compensation expense for share-based payment awards based on the grant date fair value estimated in accordance with the provisions of ASC Topic 718. The Company follows the straight-line single option method of attributing the value of stock based compensation to expense. As stock based compensation expense recognized in the consolidated statement of operations for the years ended December 31, 2010 and 2009 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company accounts for non-employee stock based compensation expense in accordance with ASC Topic 505, Equity — Based Payments to Non-Employees (formerly EITF Issue No. 96-18).

Recently Issued Accounting Pronouncements

In June 2009, ASC 810 was adopted relating to consolidation of variable interest entities, and will change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. Under ASC 810, determining whether a company is required to consolidate an entity will be based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. This rule is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or January 1, 2010 for companies reporting earnings on a calendar-year basis.

ASC 810 related to noncontrolling interests in consolidated financial statements requires reporting entities to present noncontrolling (minority) interests as equity as opposed to as a liability or mezzanine equity and provides guidance on the accounting for transactions between an entity and noncontrolling interests. These requirements are effective the first fiscal year beginning after December 15, 2008, and interim periods within that fiscal year.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements or the Company’s future results of operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.  In 2010 all of the Company’s revenue came from one customer.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company uses estimates and assumptions to report its accounts receivable, derivatives and contract revenues. Actual results could differ from those estimates.

3. Operations and Going Concern

Since inception, the Company has incurred losses and negative cash flows from operations and at December 31, 2010, the Company has an accumulated deficit of approximately $28.8 million. At December 31, 2010 and March 31, 2011 we had approximately $17,000 and $449,000, respectively, in cash, including the cash balance of C612, our 66% owned subsidiary, of $7,000 and $16,000 as of December 31, 2010 and March 31, 2011, respectively. Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities and entering into contracts for the financing and installation of solar energy systems and the resulting cash flows and revenues, we believe that we will have adequate resources to fund our operations in 2011. However, there can be no assurances that we will be successful in entering into such contracts or arranging financing on terms satisfactory to us, in which case there would be significant doubt as to our ability to continue as a going concern. Notwithstanding our sales of common stock and convertible notes and borrowings from an unrelated third party, we will need to raise additional funds to pay outstanding vendor invoices and for current operations.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced net losses of $9,718,625 and $7,679,195 for the years ended December 31, 2010 and 2009, respectively. Our working capital deficit of $1,805,724 and the losses from operations, among other factors, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and are unable to continue to obtain financing to meet our working capital requirements, we will have to sharply curtail our business or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing and, ultimately, to attain profitability. Presently, the Company is considering various alternatives, including pursuing private placement financings as well as various sales strategies to improve cash from operations, in order to provide for the future working capital needs of the Company. Should the Company not be able to fund its working capital needs through financings or increases in sales, we will be adversely affected and we will have to cease operations.

4. Property and equipment

Details of property and equipment at December 31, 2010 and 2009 are:

	2010	2009
Computer equipment	$-	$21,476
Equipment and tools	-	34,315
Automobile	-	17,848
Land	128,449	128,449
Software	-	12,781
	128,449	214,869
Accumulated depreciation	-	86,420
	$128,449	$128,449

For the years ended December 31, 2010 and 2009, depreciation expense amounted to zero and approximately $57,000, respectively.

5. Prepaid expenses and deferred financing costs

Prepaid expenses and deferred financing costs at December 31, 2010 and 2009 are as follows:

	2010	2009
Current
Compensation for future services rendered	$15,814	$53,799
Prepaid insurance premiums	6,901	-
	22,715	53,799
Non-Current
Deferred financing costs	9,683	70,761

	$32,398	$124,560

The Company has entered into agreements with several firms to provide it with both public relations and investor relations advice and services over periods from six months to one year. These agreements call for payments in both cash and common stock and payments are being amortized over the period of each agreement.

6. Convertible notes and warrants

Other than the notes and warrants described below, all notes and warrants issued in 2009 and 2010 have been converted into common stock or paid when due.  The following is a summary of the outstanding notes and warrants as of December 31, 2010:

	Convertible notes:
	Face	Interest	Conversion		Shares on
	Amount	Rate	Price		Conversion
Short-term	$11,000	$.05	$0.02		550,000	(1)
Long-term	25,000	$.05	$0.10		250,000	(2)
	$36,000				800,000

	Warrants:
	Number of	Exercise	Expiration
	Shares	Price	Date
	550,000	$0.02	7/28/2012
	550,000	$0.02	9/16/2012
	550,000	$0.02	1/6/2013
	312,500	$0.02	1/6/2013
	367,500	$0.02	1/6/2014
	125,000	$0.18	2/23/2014
	7,000,000	$0.00	2/24/2014	(3)
	312,500	$0.16	4/28/2014
	650,000	$0.14	5/4/2014
	3,000,000	$0.15	11/30/2014
	13,417,500

(1) This note originally matured on January 6, 2011 and was converted to a demand note.

(2) This note originally matured on January 6, 2011.  In return for a reduction in the conversion price to $.02 the maturity date was extended by one year. The accompanying warrant was modified to permit the purchase of 312,500 shares at $.02 per share until January 6, 2013 and an additional 367,500 shares at $.02 per share until January 6, 2014.  These changes were agreed to as of January 4, 2011.

(3) The exercise price of this warrant was paid at the time of issuance of warrants. Upon the exercise of these warrants, the Company will not receive any payments.

Carbon 612 Securities Purchase Agreement

On November 13, 2009, our subsidiary, Carbon 612, entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a group of investors that provided for, among other things, the sale by Carbon 612 to the investors of (i) an aggregate of 15,000,000 shares (the “Shares”) of its common stock, par value $0.001 (“Common Stock”) at $.01 per share and (ii) warrants to purchase up to an aggregate of an additional 15,000,000 shares of its Common Stock (the “Warrants”) at $.10 per share. Carbon 612 received gross proceeds in the aggregate amount of $150,000 (before expenses of $37,500) from the sale of the Shares and the Warrants. Immediately after the closing and as of December 31, 2010, Clear Skies owns approximately 66% of Carbon 612’s outstanding shares of Common Stock.  Arthur Goldberg, Chief Financial Officer of Clear Skies and a Vice President, Secretary and Treasurer of Carbon 612, purchased 1,500,000 Shares and 1,500,000 Warrants under the Purchase Agreement, for an aggregate purchase price of $15,000.

The Company has concluded that the anti-dilution provisions in the warrants issued in November 13, 2009, should be accounted for as derivatives and reported as liabilities at fair value in accordance with ASC 815 as of December 31, 2009. Accordingly, the Company recorded a liability in the amount of $60,000 as a derivative liability at December 31, 2009. The Company believes that the estimate of fair value of the warrants from issuance on November 13, 2009 to December 31, 2010 has remained the same as Carbon 612 has had no other stock offerings and no significant operations during the period.  Once the Company is able to put into place its business plans and commence revenue producing activities, the fair value of this liability may change. Any fair value adjustments of this liability will be recognized in earnings.

Financing Agreements

As of December 31, 2010, these agreements further described below have been satisfied or terminated and are no longer in force or effect.

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

On July 13, 2010, the Company entered into an Amendment Agreement (the “Amendment Agreement”) with the holders of its Notes and related Warrants purchased pursuant to certain Subscription Agreements, dated as of May 8, 2009, July 28, 2009, September 16, 2009 and January 6, 2010.  Pursuant to the terms of the Amendment Agreement: (1) the conversion price of the $728,000 aggregate face amount of the outstanding Notes was reduced from $0.06 to $0.03 per share; (2) certain of the outstanding Notes with an aggregate principal amount of $420,000, plus interest to July 12, 2010, were converted into 14,609,088 shares of common stock at $0.03 per share; (3) the maturity dates of $275,000 aggregate face amount of the Notes due to Alpha Capital Anstalt (“Alpha”) dated July 28, 2009 and September 16, 2009 were extended from July 28, 2010 and July 31, 2010 to January 28, 2011 and January 31, 2011, respectively; (4) the purchase price of all of the related outstanding Warrants, to purchase up to 12,440,475 shares of the Company’s common stock, was reduced from $0.06 to $0.03 per share; (5) upon exercise of these Warrants, the Company agreed to issue an aggregate of an additional 4,523,357 shares of common stock; (6) the Company issued an aggregate of an additional 2,950,000 restricted shares of its common stock to the holders of the Notes as incentive shares; and (7) the Company agreed not to issue shares of its common stock or other securities convertible into shares of its common stock, for a one-year period, for a price per share of less than $0.03 (the “one-year price floor”).

The aforementioned changes to the terms of the Notes and related Warrants, along with the other provisions of the Amendment Agreement reached with the Noteholders, are to be considered as one overall change to the terms of the Notes and related Warrants. As the Notes and Warrants contain embedded conversion options separately accounted for as a derivative under ASC 815, the changes are to be accounted for as a Modification, in accordance with ASC 470.  Accordingly, the fair value or change in fair value of the various components modified above are charged to deferred financing costs and is being accreted over the remaining life of the associated Notes. At December 31, 2010, $1,013,955 of these deferred financing costs have been charged to operations due to the conversion of the related notes.

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

On October 5, 2010 and December 22, 2010, Alpha converted $49,719 and $47,419  face amount of its notes into 6,500,000 and 6,000,000 shares of common stock, respectively.  As of December 31, 2010, Alpha held Notes in aggregate face amount of $37,142 which were convertible into 4,700,601 shares of common stock.  The balance of these Notes continues to bear interest at 5% per annum.

Notes payable to Mr. Goldberg in the aggregate face amount of $22,000, plus accrued interest of $1,271, were repaid in cash on September 7, 2010.  The remaining $11,000 Note matures on January 6, 2011 and was converted to a demand note.

When Notes are either paid off or converted, and Warrants are either exercised or cancelled, any associated unamortized deferred financing costs and debt discount are removed from the related accounts and recorded as a charge to interest expense. During the year ended December 31, 2010, $3,675,095 of deferred financing costs and $13,957 of debt discount were charged to interest expense.

Accrued interest expense related to the notes held by Alpha and Mr. Goldberg amounted to $9,033 at December 31, 2010.

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

Accrued interest expense related to the Unsecured Note payable amounted to $1,230 at December 31, 2010.

The Company's convertible notes and obligation to issue common stock are shown below:

December 31, 2010
January 2010 short-term note	$11,000
January 2010 long-term note	25,000
January 2010 obligation to issue Common Stock	37,142
73,142
Debt discount	(987)

Current portion of convertible notes payable	$72,155

Deferred Financing Costs

Deferred financing costs represent costs incurred in connection with the issuance of the convertible notes payable. Deferred financing costs are being amortized over the term of the financing instrument on a straight-line basis, which approximates the effective interest method. During the years ended December 31, 2010 and 2009, the Company capitalized deferred financing costs of $3,560,270 and zero, respectively. During the years ended December 31, 2010 and 2009, the Company amortized deferred financing costs of $3,675,096 and zero, respectively, to interest expense.

Embedded Derivative Liabilities are as follows:

Balance at December 31, 2009	$539,099
Issuance of convertible notes and warrants	357,907

Change in fair value included in other income	(832,331)
Balance at December 31, 2010	$64,675

Convertible Preferred Stock

During July and August 2010, the holders of the then remaining 1,320,000 shares of preferred stock converted their shares into shares of Common Stock, at the 10:1 conversion ratio stated in the preferred stock, resulting in the issuance of 13,200,000 shares of Common Stock.  At December 31, 2010 there were no shares of convertible preferred stock outstanding.

7. Related party transactions

Arthur Goldberg, our Vice President and Chief Financial Officer, purchased $11,000 face amount of the notes payable maturing on July 28, 2010, and July 31, 2010, as well as the notes sold on January 6, 2010. The first two notes have been paid in cash at maturity.  He also received warrants expiring three years from issue to purchase 1,500,000 shares of our common stock of Carbon 612 Corporation, our 66% owned subsidiary, and a warrant to purchase a further 1,500,000 shares at $.10 per share for a total purchase price of $15,000.

8. Stock Options and Convertible Preferred Stock

The Company uses the Black-Scholes option pricing model to measure the fair value of its option awards. The Black-Scholes model requires the input of highly subjective assumptions including volatility, expected term, risk-free interest rate and dividend yield. As to options that were granted to non-employee consultants the resulting fair value is recorded as consulting expense on a straight-line basis over the period of service of the consultants. As of December 31, 2010 and 2009, there was zero and $422,975, respectively, of total unrecognized compensation costs related to non-vested stock based compensation.

In December 2007 the Company’s shareholders approved its 2007 Equity Incentive Plan which provides for the granting of options to both employees and non-employees to purchase up to 2,500,000 shares of the Company’s common stock. The Plan is administered by the Company’s Board of Directors or a committee appointed by the Board. A total of 2,440,000 options were outstanding under this Plan as of December 31, 2010.

In April 2010 the Company’s shareholders approved its 2008 Equity Incentive Plan which also provides for the granting of options to both employees and non-employees to purchase up to 2,500,000 shares of the Company’s common stock. A total of 2,470,000 options were outstanding under this Plan as of December 31, 2010.

In April 2010 the Company’s shareholders approved its 2009 Equity Incentive Plan which also provides for the granting of options to both employees and non-employees to purchase up to 2,500,000 shares of the Company’s common stock. A total of 2,440,000 options were outstanding under this Plan as of December 31, 2010.

The Board of Directors of the Company approved its 2010 Equity Incentive Plan in July 2010 which provides for the granting of options to both employees and non-employees to purchase up to 3,500,000 shares of the Company’s common stock. A total of 2,850,000 options were outstanding under this Plan as of December 31, 2010.

On May 1, 2008 the Board of Directors approved the 2008 Non-Employee Directors Compensation Plan (the “Director’s Plan”). The Director’s Plan, as amended by the Board on November 12, 2008, provides for the issuance of up to 1,000,000 shares of our common stock to our non-employee directors. The Director’s Plan is administered by the Board of Directors and as of December 31, 2010 a total of 1,000,000 options were outstanding.

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual
	of	Price per	Term
	Options	Option	(Years)
Employees:
Outstanding, January 1, 2009	3,180,000
Employees:
Granted - March 17, 2009	2,555,000	$0.12	8.02
Granted - July 29, 2009	1,955,000	$0.09	9.75
Granted - October 27, 2009	150,000	$0.20	9.58
Cancelled	(1,990,000)
Non-employees:
Granted - March 17, 2009	350,000	$0.12	9.00
Granted - April 14, 2009	100,000	$0.12	8.92
Cancelled	(150,000)
Outstanding, December 31, 2009	6,150,000

Granted - January 19, 2010	1,340,000	$0.17	9.00
Granted - March 30, 2010	10,000	$0.07	9.30
Granted - July 12, 2010	2,850,000	$0.04	9.50
Cancelled
May 22, 2010	(60,000)	$0.12
May 22, 2010	(90,000)	$0.09

Outstanding, December 31, 2010	10,200,000

Non-employees directors:	800,000		7.36
Outstanding, January 1, 2010		$0.16
Granted — January 19, 2010	200,000	$0.17	8.25

Outstanding, December 31, 2010	1,000,000

Of the above, 7,133,335 options are vested and 4,066,665 are not vested as of December 31, 2010. The vested options have a weighted average exercise price of $.14 and a weighted average contractual term of 8.6 years and the non-vested options have a weighted average exercise price of $.09 and a weighted average contractual term of 7.8 years. On February 15, 2011, the Board of Directors modified all 10,200,000 outstanding options to purchase our common stock by reducing the exercise price to $.025 per share and all such options were fully vested as of that date.  At the same time the Board modified all of the 1 million options outstanding under our Non-Employee Directors Compensation Plan by reducing the exercise price to $.0231 per share and all options were fully vested as of that date.

The following table summarizes additional information about stock options granted during the calendar years noted:

	2010	2009
Risk free rate	2.18%-2.44%	2.00-2.64%
Stock price volatility	78.09-79.17%	121%
Dividend yield	0	0
Term	6.0 Years	4.5-6.0 Years

Preferred Stock

In December 2009 and January 2010, the Board of Directors of the Company authorized the creation of our Series A and Series B Preferred Stock (the “Series A Stock” and the “Series B Stock”) and the Company filed the related certificates of designations with the Secretary of State of Delaware. The Series A Stock consists of 400,000 shares, which were issued to consultants, and the Series B Stock consists of 1,265,000 shares, which were issued to employees, and each has the following rights and preferences:

•

no voting rights (except as required by law);

•

no liquidation preference – treated the same as the Common Stock on an as converted basis;

•

receive no dividends; and

•

each share of Series A Stock and Series B Stock is convertible at the option of the holder into 10 shares of Common Stock, subject to certain adjustments.

All of the preferred stock was converted as of December 31, 2010.

9. Significant Concentration of Business and Credit Risk

There were no purchases of materials in 2009. Two vendors accounts for about 50% of purchases of materials of materials in 2010.

The Company had one customer, Toshiba Corporation, which accounted for approximately 77% of total revenue in 2009 and one customer in 2010 that amounted to 99% of its revenue. At December 31, 2009, accounts receivable included the amount owed to the Company from Toshiba Corporation of $150,000, which was paid in January 2010. As December 31, 2010, accounts receivable included amounts owed to the Company from the one customer of $40,000 which was paid in February 2011.

10. Contracts

The Company generates billings based on the fulfillment of milestones, which are set forth in the signed contract for each project. Milestones may include, but are not limited to, initial permits being obtained, delivery of materials, and when installation is subsequently complete.

As of December 31,	2010	2009

Costs incurred on contracts	$7,159,620	$2,464,153
Estimated earnings, less foreseeable losses	1,282,209	434,303
	8,441,829	2,898,456

Billings to date	(8,484,382)	(2,941,009)

Net billings in excess of costs and estimated earnings	$(42,553)	$(42,553)

11. Income Taxes

The provision (benefit) for income taxes for the years ended December 31, 2010 and 2009, were as follows (assuming a 34 percent effective tax rate):

	Years Ended December 31,
	2010	2009
Federal and State- Provision for income taxes	$-	$-
Total current tax provision	$-	$-
Federal and State- Loss carryforwards	$2,295,600	$2,492,600
Change in valuation allowance	(2,295,600)	(2,492,600)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of December 31, 2010 and 2009, as follows:

	As of December 31,
	2010	2009
Loss carryforwards	$7,430,500	$5,134,800
Less - Valuation allowance	(7,430,500)	(5,134,800)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the years ended December 31, 2010 and 2009, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

These NOL carryforwards are limited due to Section 382 of the Internal Revenue Code (“IRC”). As of December 31, 2010, the Company has net operating loss (“NOL”) carryforwards of approximately $18.5 million which will be available to offset future income. Approximately $8.7 million of the Company’s NOL carryforward of may be significantly limited under Section 382 of the IRC. NOL carryforwards are limited under Section 382 when there is a significant “ownership change” as defined in the IRC.

The Company may from time to time be assessed interest and/or penalties by taxing jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. The Company’s federal tax returns for 2006, 2007, 2008 and 2009 are still open. In the event we will receive an assessment for interest and/or penalties, it will be classified in the statement of operations as other general and administrative costs.

A reconciliation of the statutory federal income tax rate to the Company's effective tax rate for the years ended December 31, 2010 and 2009 is as follows:

Tax benefit at statutory rate	34%
State and local taxes, net of federal benefit	5
Valuation allowance	(39)
Effective income tax rate	0%

12. Commitments and Contingencies

Litigation

From time to time we may be a defendant or plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, management is not aware of any known litigation or liabilities involving the operators of the properties that we have installed solar projects on that could affect our operations. Should any liabilities be incurred in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on our consolidated financial position, results of operations or cash flow at this time. Furthermore, management of the Company does not believe that there are any proceedings to which any director, officer, or affiliate of the Company, any owner of record of the beneficially or more than five percent of the common stock of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Lease commitments

We lease approximately 3,356 square feet of office space at 200 Old Country Road, Mineola, New York from HUB Properties Trust at a current base rental of $9,227 per month increasing to $9,521 per month on June 1, 2011 and annually thereafter, pursuant to a seven year lease.

Estimated annual commitments under non-cancelable operating leases are as follows at December 31, 2010:

	Office space	Other
2011	$112,784	$5,407
2012	116,379	5,407
2013	120,100	5,407
2014	123,951	5,407
2015	52,324	2,252
	$525,538	$23,880

Employment agreements

We have entered into employment agreements with Ezra J. Green to serve as our Chief Executive Officer and Chairman, with Thomas J. Oliveri to serve as our President and Chief Operating Officer and with Arthur L. Goldberg to serve as our Chief Financial Officer. These agreements were entered into in December 2007, March 2008 and January 2008, respectively, and were all amended and restated in November 2008. The initial terms of the amended and restated agreements (the “Agreements”) are three years, with automatic one-year renewals following this three-year period in the absence of a notice of non-renewal as provided for in the Agreements. Pursuant to the Agreements Messrs. Green, Oliveri and Goldberg are to receive minimum annual base salaries of $250,000, $200,000 and $200,000, respectively, for the first three years, and then an agreed upon salary (of not less than the amount specified above) for each future year of employment. Each of Messrs. Green, Oliveri and Goldberg were entitled to an annual bonuses based on the financial results of the Company for each of the two years ended March 31, 2009 and 2010.  Neither bonus was earned nor paid. If any of such executives’ employment is terminated without cause or if any resign for good reason (as defined in his employment agreements), then we will be obligated to pay the terminated executive, as severance, his then current annual base salary and annual bonuses (as such is defined within the Agreements) for the remainder of the term.

13. Subsequent Events

On January 4, 2011, the Company entered into a Clarification Agreement with the holder of a convertible note maturing on January 6, 2011 whereby the holder agreed never to demand payment therefor in cash but to convert it into common stock at some point in the future.  As of December 31, 2010, this is shown as an obligation to issue shares based on $37,141 and converted at the rate of one share per $0.007901542.  On February 18, 2011, the holder converted the note in part and acquired 2,500,000 shares of our common stock.   The remaining portion of this obligation is $17,387 plus accrued interest of $5,392 to March 31, 2011.

On January 4, 2011, the Company entered into an agreement with the holder of a note convertible into our common stock at $.10 per share and maturing on January 6, 2011 in the face amount of $25,000.  The conversion price of the note was reduced to $.02 per share and the maturity date was extended one year.  This holder also had a warrant expiring January 6, 2013 to purchase 62,500 share of our common stock at $.10 per share.  This warrant was modified to increase the shares that could be purchased to 312,500 shares at $.02 per share; in addition a new warrant was issued expiring on January 6, 2014 to allow the holder to purchase 367,500 shares of our common stock at $.02 per share.  Both warrants have provisions allowing for a cashless exercise.  Further, the holder received 50,000 shares of restricted common stock as an incentive to enter into this transaction.

On January 6, 2011, the Company entered into an agreement with Arthur Goldberg, its vice president and chief financial officer, to modify an $11,000 convertible promissory note held by Mr. Goldberg maturing on that day into a demand note.  No other changes were made.

On February 15, 2011, the Board of Directors modified all 10,200,000 outstanding options to purchase our common stock by reducing the exercise price to $.025 per share and all such options were fully vested as of that date.  At the same time the Board modified all of the 1 million options outstanding under our Non-Employee Directors Compensation Plan by reducing the exercise price to $.0231 per share and all options were fully vested as of that date.

On February 25, 2011, the Company raised $120,000 in a private placement to two Accredited Investors of four million shares of common stock, par value of $.001 per share (the “Common Stock”) and warrants (the “Warrants”) to purchase, for a prepaid amount included in the closing, up to an aggregate of 7 million additional shares of Common Stock.

The Warrants are immediately exercisable by the warrant holder by delivery of a completed Subscription Notice to the Company; provided, however, the warrant holder shall not be entitled to exercise the Warrant to acquire that number of shares of Common Stock which would be in excess of the sum of (i) the number of shares of Common Stock beneficially owned by such holder and its affiliates on an exercise date, and (ii) the number of shares of Common Stock issuable upon the exercise of the Warrant with respect to which the determination of this limitation is being made on an exercise date, which would result in beneficial ownership by such holder and its affiliates of more than 4.99% of the outstanding shares of Common Stock on such date.  For the purposes of the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the Securities and Exchange Act of 1934, as amended (“Exchange Act”), and Rule 13d-3 thereunder. Subject to the foregoing, such holder shall not be limited to aggregate exercises which would result in the issuance of more than 4.99%.  The restriction described in this paragraph may be waived, in whole or in part, upon sixty-one (61) days prior notice from such Holder to the Company to increase such percentage to up to 9.99%, but not in excess of 9.99%.

The Common Stock and Warrants were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided in Sections 4(2) and 4(5), and  Regulation D thereof, as a transaction by the Company not involving a public offering.   Appropriate restrictive legends were affixed to the stock certificates and Warrants.

The material terms and conditions of the Investment Agreements and Warrants for the foregoing private placement are set forth in Exhibits 4.1 and 10.1 to our Current Report on Form 8-K filed with the SEC on March 3, 2011.

On March 31, 2011, the Company raised gross proceeds of $300,000 in a private placement to an Accredited Investor of 12.5 million shares of common stock, par value of $.001 per share (the “Common Stock”), and a three-year immediately exercisable  warrant (the “Warrant”) to purchase, at prices to be determined based on a discount from the market price at the time of exercise unless previously reduced because of earlier anti-dilution adjustment, a total of 25,522,608 additional shares of Common Stock.  The Warrant may not be exercised at times when its exercise would result in ownership by the holder and its affiliates of more than 9.99% of the then outstanding shares of Common Stock.

In connection with the foregoing private placement and for services rendered, the Company issued a three-year immediately exercisable warrant to MidSouth Capital, Inc. (the “MidSouth Warrant”) to purchase 405,405 shares of Common Stock at an exercise price of $0.037 per share.

The above disclosure related to Common Stock, Warrant and MidSouth Warrant is qualified by reference to Exhibits 4.1, 4.2 and 10.1 to our Current Report on Form 8-K filed with the SEC on April 6, 2011.

EXHIBIT INDEX

Exhibit
No.	Description
2.1	Agreement of Merger and Plan of Reorganization, dated as of December 19, 2007, by and among Clear Skies Holdings, Inc., Clear Skies Group, Inc. and Clear Skies Acquisition Corp. (2)
2.2	Certificate of Merger, merging Clear Skies Acquisition Corp. with and into Clear Skies Group, Inc., filed with the Secretary of State of the State of Delaware on December 19, 2007 (2)
2.3	Certificate of Merger, merging Clear Skies Acquisition Corp. with and into Clear Skies Group, Inc., filed with the Department of State of the State of New York on December 20, 2007 (2)
3.1(i)	Certificate of Incorporation (1)
3.1(ii)	Certificate of Amendment to Certificate of Incorporation (3)
3.1(iii)	Certificate of Designation of Series A Preferred Stock (17)
3.1(iv)	Certificate of Designation for the Series B Convertible Preferred Stock(18)
3.1(v)	Certificate of Amendment to Certificate of Incorporation filed on April 10, 2010 (20)
3.2	By-laws (1)
4.1	Form of Placement Warrant (2)
4.2	Form of Warrant to Purchase Common Stock (10)
4.3	Form of Warrant issued to Kim Davis, Nominee of Ice Cold Stocks (11)
4.4	Form of Warrant to Purchase Common Stock (12)
4.5	Form of Warrant to Purchase Common Stock (13)
4.6	Form of Warrant to Purchase Common Stock (16)
4.7	Form of Warrant (18)
4.8	Form of Warrant related to Unsecured Promissory Note (19)
4.9	Thirty day warrant to purchase 41,131,212 shares of common stock, dated July 30, 2010 (22)
4.10	Form of Common Stock Warrant, dated February 25, 2011, issued to the Accredited Investors(24)
4.11	Form of Common Stock Warrant, dated March 31, 2011, issued to the Accredited Investor(25)
4.12	Form of Common Stock Warrant, dated March 31, 2011, issued to the Placement Agent(25)
10.1	Form of Subscription Agreement (2)
10.2	Intentionally omitted.
10.3	Form of Registration Rights Agreement (2)
10.4	Form of Lock-Up Agreement (2)
10.5	Placement Agent Agreement, dated November 14, 2007, between Clear Skies Group, Inc. and Westminster Securities Corporation (2)
10.6	Form of Directors and Officers Indemnification Agreement (2)
10.7	Employment Agreement, dated December 20, 2007, by and between Clear Skies Holdings, Inc. and Ezra J. Green (2)
10.8	Amended and Restated Executive Employment Agreement, dated November 12, 2008 by and between Clear Skies Solar, Inc. and Ezra J. Green (11)
10.9	Employment Agreement, dated December 20, 2007, by and between Clear Skies Holdings, Inc. and Robert Parker (2)
10.10	Clear Skies Holdings, Inc. 2007 Equity Incentive Plan (2)
10.11	Form of 2007 Incentive Stock Option Agreement (2)
10.12	Form of 2007 Non-Qualified Stock Option Agreement (2)
10.13	Clear Skies Solar, Inc. 2008 Equity Incentive Plan (9)
10.14	Form of 2008 Incentive Stock Option Agreement (11)
10.15	Form of 2008 Non-Qualified Stock Option Agreement (11)
10.16	Agreement of Conveyance, Transfer and Assignment of Assets and Assumptions of Obligations, dated as of December 20, 2007, between Clear Skies Holdings, Inc. and BIP Holdings, Inc. (2)
10.17	Stock Purchase Agreement, dated as of December 20, 2007 among Clear Skies Holdings, Inc., Bobby Stanley and Joseph I. Lewis (2)
10.18	Settlement Agreement and Mutual Release among Alpha Energy, Clear Skies Group, Inc. and Quixotic Systems, Inc., dated as of August 30, 2007 (2)
10.19	Indemnity and Guaranty Agreement, dated as of August 25, 2007, by Ezra Green and Clear Skies Group, Inc., jointly and severally, in favor of Quixotic Systems, Inc. (2)
10.20	Form of Note Purchase Agreement, dated as of November 7, 2007, between Clear Skies Group, Inc. and each purchaser of 8% Promissory Notes of Clear Skies Group, Inc. (2)
10.21	Form of 8% Promissory Notes of Clear Skies Group, Inc., dated November 7, 2007 (2)
10.22	Settlement Agreement and Release, dated as of November 8, 2007, among Clear Skies Group, Inc., Sustainable Profitability Group, Inc. and Mayur Subbarao (2)
10.23	Resignation Letter from Bobby Stanley, dated December 20, 2007 (2)
10.24	Employment Agreement, dated December 31, 2007, by and between Clear Skies Holdings, Inc. and Arthur L. Goldberg (4)
10.25	Amended and Restated Executive Employment Agreement, dated November 12, 2008 by and between Clear Skies Solar, Inc. and Arthur L. Goldberg (11)

10.26	Summary sheet of amendment, dated February 6, 2008, to the terms of Employment Agreement, dated December 20, 2007, by and between Clear Skies Holdings, Inc. and Ezra J. Green (4)
10.27	Employment Agreement, dated March 19, 2008, by and between Clear Skies Solar, Inc. and Thomas Oliveri (5)
10.28	Amended and Restated Executive Employment Agreement, dated November 12, 2008 by and between Clear Skies Solar, Inc. and Thomas Oliveri (11)
10.29	Letter Agreement, dated October 7, 2007, between Clear Skies Group, Inc. and Avalanche Strategic Communications (6)
10.30	Client Service Agreement, dated as of November 28, 2007, between Clear Skies Group, Inc. and PR Financial Marketing LLC (7)
10.31	Clear Skies Solar, Inc. 2008 Non-Employee Director Compensation Plan (6)
10.32	Amendment Number One to the Clear Skies Solar, Inc. 2008 Non-Employee Directors Compensation Plan (11)
10.33	Form of 2008 Non-Employee Director Compensation Plan Non-Qualified Stock Option Agreement (11)
10.34	Lease of new office space dated May 30, 2008 (8)
10.35	Consulting Services Agreement, dated as of April 30, 2009 between the Company and Ice Cold Stocks (10)
10.36	Consulting Agreement, dated as of May 8, 2009, between the Company and Barry Honig (10)
10.37	Amendment to Consulting Agreement, dated as of May 8, 2009, between the Company and Barry Honig (10)
10.38	Subscription Agreement, dated as of May 8, 2009, by and among the Company and the subscribers listed therein (10)
10.39	Form of Convertible Promissory Note (10)
10.40	Intentionally omitted
10.41	Security Agreement, dated as of May 8, 2009, by and among the Company and the signatories thereon (10)
10.42	Intentionally omitted
10.43	Subscription Agreement, dated as of July 28, 2009, by and among the Company and the subscribers listed therein (12)
10.44	Form of Convertible Promissory Note (12)
10.45	Intentionally omitted
10.46	Subscription Agreement, dated as of September 16, 2009, by and among the Company and the subscribers listed therein (13)
10.47	Form of Convertible Promissory Note (13)
10.48	Intentionally omitted
10.49	Subscription Agreement, dated as of October 14, 2009, by and among the Company and the subscribers listed therein (14)
10.50	Letter Agreement dated as of October 29, 2009 between the Company and the signatories thereto (15)
10.51	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated as of November 13, 2009, by and between Clear Skies Solar, Inc. and Carbon 612 Corporation (16)
10.52	Securities Purchase Agreement, dated as of November 13, 2009, by and among Carbon 612 Corporation and the subscribers listed therein (16)
10.53	Intentionally omitted
10.54	Form of Consulting Agreement requiring the issuance of Common Stock (17)
10.55	Form of Consulting Agreement requiring the issuance of Preferred Stock (17)
10.56	Form of IR Agreement (17)
10.57	Form of Convertible Promissory Note (19)
10.58	Subscription Agreement, dated as of January 6, 2010, by and among the Company and the subscribers listed therein (19)
10.59	Form of Unsecured Promissory Note (19)
10.60	Letter Agreement, dated January 22, 2010, by and between Clear Skies Solar, Inc. and the holders of the Company’s securities signatory thereto(18)
10.61	Amendment Agreement, dated as of July 13, 2010, by and among Clear Skies Solar, Inc. and the holders of the Company’s securities signatory thereto (21)
10.62	Agreement, dated August 2, 2010, by and among Clear Skies Solar, Inc. and Alpha Capital Anstalt (22)
10.63	Stock Purchase Agreement, dated October 12, 2010, by and among Clear Skies Solar, Inc. and Chevra Toras Chesed (23)
10.64	Stock Purchase Agreement, dated October 12, 2010, by and among Clear Skies Solar, Inc. and Congregation Kehal Yerayim Ateres Zvi(23)
10.65	Stock Purchase Agreement, dated October 13, 2010, by and among Clear Skies Solar, Inc. and Chevra Toras Chesed((23)
10.66	Stock Purchase Agreement, dated October 13, 2010, by and among Clear Skies Solar, Inc. and Congregation Kehal Yerayim Ateres Zvi(23)
10.67	Form of Stock Purchase Agreement, dated February 25, 2011, between the Company and each of the Accredited Investors.(24)
10.68	Form of Securities Purchase Agreement, dated March 31, 2011, between the Company and the Accredited Investor(25)
14	Code of Ethics and Business Conduct adopted July 28, 2008 (11)
21.1	List of Subsidiaries (11)
23.1*	Consent of J.H. Cohn LLP
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer

______________________________

* Filed herewith.

(1)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on December 19, 2007.
(2)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on December 26, 2007.
(3)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on January 30, 2008.
(4)	Incorporated herein by reference to the copy of such document included as an exhibit to our Registration Statement on Form S-1 filed on March 27, 2008.
(5)	Incorporated herein by reference to the copy of such document included as an exhibit to our Annual Report on Form 10-KSB filed on March 31, 2008.
(6)	Incorporated herein by reference to the copy of such document included as an exhibit to Amendment No. 1 to our Registration Statement on Form S-1 filed on May 23, 2008.
(7)	Incorporated herein by reference to the copy of such document included as an exhibit to Amendment No. 3 to our Registration Statement on Form S-1 filed on July 15, 2008.
(8)	Incorporated herein by reference to the copy of such document included as an exhibit to Amendment No. 2 to our Registration Statement on Form S-1 filed on June 24, 2008.
(9)	Incorporated herein by reference to the copy of such document included as an exhibit to our form 10-Q for the three months ended June 30, 2008 filed on August 12, 2008.
(10)	Incorporated herein by reference to the copy of such document included as an exhibit to our form 8-K filed on May 13, 2009.
(11)	Incorporated herein by reference to the copy of such document included as an exhibit to our Annual Report on Form 10-K filed on May 15, 2009.
(12)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on August 3, 2009.
(13)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on September 21, 2009.
(14)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on October 20, 2009.
(15)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on November 3, 2009.
(16)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on November 19, 2009.
(17)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on December 14, 2009.
(18)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on January 27, 2010.
(19)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on January 12, 2010.
(20)	Incorporated herein by reference to the copy of such document included as an exhibit to our Quarterly Report on Form 10Q filed on May 17, 2010.
(21)	Incorporated herein by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on July 13, 2010.
(22)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on August 5, 2010.
(23)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on October 13, 2010.
(24)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on March 3, 2011.
(25)	Incorporated herein by reference to the copy of such document included as an exhibit to our Current Report on Form 8-K filed on April 6, 2011