Form 10-Q
period 2011-03-31
Clear Skies Solar, Inc
filed 2011-05-13
CIK 1402857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

YES      .  NO  X .

As of May 9, 2011, 211,057,421 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CLEAR SKIES SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,
	2011	December 31,
	(Unaudited)	2010
ASSETS		(See Note 1)

Current assets
Cash	$452,218	$16,992
Accounts receivable	-	40,000
Prepaid expenses	15,814	22,715
Total current assets	468,032	79,707

Property and equipment, net	128,449	128,449
Security deposits	151,700	150,000
Other assets	78,256	67,202
	$826,437	$425,358

LIABILITIES AND DEFICIENCY

Current liabilities
Accounts payable and accrued expenses	$914,623	$889,931
Billings in excess of costs and estimated earnings	42,553	42,553
Customer advances	656,783	88,856
Notes payable - short-term	36,000	11,000
Embedded derivative liability	68,360	64,675
Estimated loss on uncompleted contracts	109,305	109,305
Payroll liabilities	692,450	512,474
Installation warranty liability	166,637	166,637
Total current liabilities	2,686,711	1,885,431

Notes payable - long-term	-	25,000
Obligations to issue common stock	17,388	36,155
Total liabilities	2,704,099	1,946,586

Commitments and Contingencies

Deficiency
Clear Skies Solar, Inc. deficiency
Preferred stock, $.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding on March 31, 2011 and December 31, 2010, respectively	-	-
Common stock, $.001 par value, 300,000,000 shares authorized, 206,271,976 and 178,920,327 issued and outstanding on March 31, 2011 and December 31, 2010, respectively	206,272	178,920
Additional paid-in capital	27,977,585	27,160,662
Accumulated deficit	(29,962,352)	(28,777,476)
Clear Skies Solar, Inc. deficiency	(1,778,495)	(1,437,894)
Noncontrolling interest deficiency	(99,167)	(83,334)
Total deficiency	(1,877,662)	(1,521,228)
	$826,437	$425,358

See accompanying notes to unaudited condensed consolidated financial statements.

CLEAR SKIES SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)

	For the three months ended March 31,
	2011	2010
Revenues
Contract revenue	$-	$1,660,932
Consulting revenue	-	25,000
Total revenues	-	1,685,932

Cost of revenues	-	1,472,211

Gross margin	-	213,721

Operating expenses
Selling expenses	154,072	98,945
General and administrative expenses	1,025,292	3,296,433
	1,179,364	3,395,378

Loss from operations	(1,179,364)	(3,181,657)

Other Income (Expense)
Interest income	-	11
Interest expense	(16,674)	(211,158)
Gain (loss) on derivative	(3,685)	486,143
Amortization of debt discount expense	(986)	(263,655)
Total other income (expense)	(21,345)	11,341

Net loss	(1,200,709)	(3,170,316)

Net loss attributable to non-controlling interest	(15,833)	(40,324)

Net loss attributable to Clear Skies Solar, Inc.	$(1,184,876)	$(3,129,992)

Net loss per common share, basic and diluted	$(0.01)	$(0.04)

Weighted average common shares outstanding, basic and diluted	186,045,940	77,140,438

See accompanying notes to unaudited condensed consolidated financial statements.

CLEAR SKIES SOLAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended
	March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(1,200,709)	$(3,170,316)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock based compensation- options	158,644	95,839
Stock based compensation- grants	82,500	2,150,500
Amortization of debt discount	986	263,655
Amortization of deferred financing costs	15,884	-
Change in fair value of embedded derivative	3,685	(142,591)
Stock issued for consultants/legal services	158,938	-
Noncash charges related to financings	7,323	-
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
Accounts receivable	40,000	125,000
Prepaid expenses and deferred financing costs	6,901	(266,476)
Costs and estimated earnings in excess of billings	-	(986,526)
Other assets	(11,054)	29,538
Accounts payable and accrued expenses	24,692	1,190,604
Obligations to issue common stock	(18,767)	-
Security deposits	(1,700)	-
Advance deposit on jobs	567,927	-
Payroll liabilities	179,976	(31,950)
Net cash provided by (used in) operating activities	15,226	(742,723)

Cash flows from financing activities
Proceeds from exercise of a warrant	-	385,000
Proceeds from issuance of common stock and warrants	420,000	-
Proceeds from convertible note	-	335,000
Net cash provided by financing activities	420,000	720,000

Net increase (decrease) in cash	435,226	(22,723)
Cash, beginning of period	16,992	132,325
Cash, end of period	$452,218	$109,602

Supplemental disclosure of noncash financing and investing activities
Common stock issued to consultants/legal firms for services rendered	$158,938	$40,000
Common stock issued in connection with extension of note payable	$1,500	$16,000
Common stock issued in connection with subscription agreement	$-	$18,200
Embedded derivative created in connection with issuance of note payable	$-	$198,895

See accompanying notes to unaudited condensed consolidated financial statements.

CLEAR SKIES SOLAR, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation, current status and nature of operations

The accompanying unaudited condensed consolidated financial statements as of March 31, 2011 and for the three month periods ended March 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of Clear Skies Solar, Inc. (the “Company”, “our” or “us”), these unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the information set forth therein. All such adjustments are of a normal recurring nature. Results for interim periods are not necessarily indicative of results to be expected for a full year. The condensed consolidated balance sheet information as of December 31, 2010 was derived from the audited financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Annual Report (“Annual Report”) on Form 10-K for the year ended December 31, 2010 as filed with the SEC on April 14, 2011. The interim financial statements contained herein should be read in conjunction with that Report.

Current Status

During the three months ended March 31, 2011, Clear Skies Solar, Inc. (the “Company”, “Clear Skies”, “we” or “our”) initiated installation of three solar energy projects with a total capacity of about .5 megawatts (“mW”) and has evaluated a number of other potential projects. We are also negotiating with several parties for the financing and construction of a number of additional solar energy projects; however, there can be no assurance that we will be successful in these negotiations or that such projects would be profitable. Even if we are successful in negotiating construction agreements after the financing arrangements have been finalized, since we recognize revenue under the percentage of completion method, it could be several months (due to the time for the necessary design and engineering work and the building permit and energy credit application process) after entering into contracts before we begin performance and we are able to report revenue in our financial statements.

Since inception, the Company has incurred losses and negative cash flows from operations and at March 31, 2011, the Company had an accumulated deficit of approximately $30.0 million.  At March 31, 2011 and May 9, 2011 we had approximately $452,000 and $662,000 in cash, respectively.  Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities and entering into contracts for the financing and installation of solar energy systems and the resulting cash flows and revenues, we believe that we will have adequate resources to fund our operations in 2011. Notwithstanding our sale of common stock and common stock purchase warrants during the first three months of 2011, for total gross proceeds of $420,000 (before expenses of $24,000), we will need to raise additional funds to pay outstanding vendor invoices and to fund our operations. There can be no assurances, however, that we will be successful in entering into such contracts or arranging sales of our equity or debt securities on terms satisfactory to us, in which case we will probably not be able to continue as a going concern.

The accompanying condensed consolidated balance sheets do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the potential inability of the Company to continue as a going concern.

Nature of Operations

Clear Skies Group, Inc. (“CSG”) was formed in September 2003 for the purpose of providing turnkey solar electricity installations and renewable energy technology solutions to commercial and residential customers across the United States. CSG commenced operations in August 2005 and received its initial funding in September 2005. Through a reverse merger completed in December 2007, CSG became a wholly owned subsidiary of the Company. We also have proprietary and patented remote monitoring technology under the name XTRAX® with applications in the solar electricity production field and other potential markets. The XTRAX® technology is being finalized and the commercialization of it is expected to begin during 2011 through our 66% owned subsidiary, Carbon 612.  In February 2010, Carbon 612 filed a registration statement on Form 10 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed amendments to that registration statement on May 12, 2010, September 30, 2010 and January 19, 2011, and will file another amendment in the near future.  Carbon 612 is itself subject to the reporting requirements of the Exchange Act, and its financial statements are consolidated with our financial statements in this Form 10-Q.

2. Summary of significant accounting policies

Cash

The Company maintains cash balances which consist of demand deposits with a high-credit quality financial institution. Such amounts have from time to time exceeded FDIC insurance limits. The Company has not experienced any losses on these deposits to date.

Accounts Receivable and Allowance for Doubtful Accounts

The Company regularly evaluates the collectability of its accounts receivable. We carry our accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past bad debts and collections and current credit conditions. Accounts receivable are written-off as uncollectible on a case-by-case basis at the discretion of management. Accounts receivable consist of trade receivables and when applicable amounts due from state agencies for rebates on state-approved solar systems installed. No rebates from state agencies were included in accounts receivable at March 31, 2011 or December 31, 2010. The Company’s accounts receivable balance as of March 31, 2011 and 2010 was zero and $119,817, respectively. The allowance for doubtful accounts balance for the same periods was zero and $94,817, respectively.

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

Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of a long-lived asset may not be recoverable. We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful lives of its long-lived assets or whether the remaining balance of long-lived assets should be evaluated for impairment. The Company considered the results of operations as a triggering event and wrote off the carrying values of depreciable personal property assets at December 31, 2009.

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

Contract Revenue: In accordance with ASC 605 we recognize revenues from contracts that we sign directly with the customer using the percentage of completion method. The percentage of completion is calculated by dividing the direct labor and other direct costs incurred by the total estimated direct costs of the project. Contract value is defined as the total value of the contract, plus the value of approved change orders. Estimates of costs to complete are reviewed periodically and modified as required. Provisions are made for the full amount of anticipated losses, on a contract-by-contract basis. These loss provisions are established in the period in which the losses are first determined. Changes in estimates are also reflected in the period they become known. We maintain all risks and rewards of billing. Regardless of the customer’s structure or industry, if we are the lead contractor, then we recognize all revenues from such customers in this manner.

Subcontracting and Consulting Revenue: Prior to 2009, we performed installation and other services as a subcontractor. We might do so again and may also perform consulting work for others. These services differ from contract revenue as we are entitled to be compensated for subcontractor or consulting work performed prior to completion of the system. We are paid for all invoiced work so long as we complete tasks satisfactorily and invoice the client for our work in a timely manner. We will book all revenues from projects where we act as subcontractor to our income statement as they are invoiced to the client if we are reasonably assured of payment.

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

Manufacturing and Installation Warranties: We offer a five-year warranty on the installation of a system and all equipment and identical supplies other than solar panels and inverters that are covered under the manufacturer’s warranty. The solar panels and the inverters we use have a manufacturer’s warranty period of five to twenty-five years. We assist the customer in the event that the manufacturer’s warranty needs to be used to replace a defective panel or inverter. We record a provision for the installation warranty within cost of revenue — currently at 2% of contract revenue — based on our limited historical experience and future expectations of the probable cost to be incurred in honoring our warranty commitment. As we develop sufficient history the 2% rate would change if appropriate.  The provision charged to expense for the three month periods ended March 31, 2011 or 2010 was zero and no warranty costs were incurred in either period.

Issuance of Common Stock: Due to our limited cash resources we have used our common stock to raise capital by way of the sale of common stock, common stock purchase warrants and convertible promissory notes with warrants, and the issuance of common stock to service providers of various types.

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

Loss Per Share: The Company complies with ASC 260 related to calculation of loss per share, which has a dual presentation of basic and diluted loss per share for all periods presented. Basic loss per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the loss of the Company. The difference between the number of shares used to compute basic loss per share and diluted loss per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. As the Company reported a net loss for the three months ended March 31, 2011 and 2010, the effects of the shares issuable upon exercise of outstanding warrants and options as of March 31, 2011 and 2010 have not been considered in the diluted net loss per common share since these dilutive securities would reduce the loss per common share and become anti-dilutive. There are 56,743,468 shares reserved for issuance upon the exercise of outstanding warrants, options and convertible notes as of March 31, 2011.

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

Stock based compensation expense related to stock option grants recognized under ASC Topic 718 for the three months ended March 31, 2011 and 2010 was $0.2 million and $0.1 million, respectively. Stock based compensation expense is included in selling general and administrative expense on the accompanying condensed consolidated statements of operations. See Note 6 for additional information.

ASC Topic 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s condensed consolidated statements of operations.

Stock based compensation expense recognized in the Company’s consolidated statements of operations for the three months ended March 31, 2011 and 2010 included compensation expense for share-based payment awards based on the grant date fair value estimated in accordance with the provisions of ASC Topic 718. The Company follows the straight-line single option method of attributing the value of stock based compensation to expense. As stock based compensation expense recognized in the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

4. Prepaid expenses and deferred financing costs

Prepaid expenses and deferred financing costs at March 31, 2011 and December 31, 2010 are as follows:

	March 31,	December 31,
	2011	2010
Current
Compensation for future services rendered	$15,814	$15,814
Prepaid insurance premiums	-	6,901
	15,814	22,715
Non-Current
Deferred financing costs	20,738	9,683

	$36,552	$32,398

The Company has entered into agreements with several firms to provide it with both public relations and investor relations advice and services over periods from six months to one year. These agreements call for payments in both cash and common stock and payments are being amortized over the period of each agreement.

5. Related party transactions

Arthur Goldberg, our Vice President and Chief Financial Officer, purchased $11,000 face amount of three one year convertible notes maturing on July 28, 2010, and July 31, 2010, as well as a similar note sold on January 6, 2010 and received a three year warrant to purchase shares of our common stock with each of the three notes. The first two notes were paid in cash at maturity. The third note was converted to a demand note at its maturity on January 6, 2011.  None of the warrants, which can now be exercised to purchase 550,000 shares of our common stock each, have been exercised as of March 31, 2011.  Mr. Goldberg also received 26,250 shares of our common stock in connection with financings in January, 2010 and 100,000 shares of our common stock on July 13, 2010 as part of the financing transaction completed on that date.  In each case Mr. Goldberg acted as part of a group of investors and he paid for and received notes and warrants pro rata with the others in the group. Pursuant to the Carbon 612 November 2009 purchase agreement with a group of investors, Mr. Goldberg purchased 1,500,000 common shares of our 66% owned subsidiary, Carbon 612, and 1,500,000 warrants from Carbon 612, for an aggregate purchase price of $15,000.

See Note 6 for information regarding the repricing of stock options previously granted to our non-employee directors and our executive officers, along with all other employees of the Company.

6. Stock options, warrants and convertible notes payable

The Company uses the Black-Scholes option pricing model to measure the fair value of its option awards. This model requires the input of highly subjective assumptions including volatility, expected term, risk-free interest rate and dividend yield. As to options that were granted to non-employee consultants, the resulting fair value is recorded as consulting expense on a straight-line basis over the period of service of the consultants and is adjusted to fair value for each reporting period.

In December 2007 and April 2010, the Company’s shareholders approved the 2007, 2008 and 2009 Equity Incentive Plans, which each provide for the granting to both employees and non-employees of up to 2,500,000 shares of the Company’s common stock pursuant to awards of options and/or restricted stock. On July 12, 2010 the Board of Directors approved the 2010 Equity Incentive Plan which provides for the granting to both employees and non-employees of up to 3,500,000 shares of the Company’s common stock pursuant to awards of options and/or restricted stock.  During the three months ended March 31, 2011 our Board of Directors amended all outstanding options to our employees and certain non-employees to purchase a total of 10,200,000 shares by reducing the exercise price to $.025 per share, the fair market value at that date as defined in each Plan, and fully vested all options.   In addition, two employees were granted fully vested options, one for 15,000 shares with an exercise price of $.025 per share and the other for 220,000 shares with an exercise price of $.04 per share, in both cases the fair market value at date of grant as defined in the Plan.  The number of options outstanding under all Plans, as of March 31, 2011, was 10,260,000 after the effect of the cancellation of 175,000 options during the quarter.

On May 1, 2008, the Company adopted the Clear Skies Solar, Inc. 2008 Non-Employee Director Compensation Plan, which it amended on November 12, 2008. This plan provides for the granting of up to one million options to non-employee directors, all of which were granted prior to March 31, 2010. During the three months ended March 31, 2011 the Board modified existing options granted to both non-employee directors by reducing the exercise price to $.0231 per share, the fair market value on that date as defined in this Plan, and fully vested all options outstanding under this Plan.  The non-employee directors each now hold options to purchase 500,000 shares of our common stock.

A summary of the Company’s stock option activity in the first three months of 2011, for thirteen employees, three consultants and two non-employee directors is as follows:

				Weighted
		Weighted		Average
		Average		Remaining
	Number	Exercise		Contractual
	of	Price per		Term
	Options	Option		(Years)

Outstanding, January 1, 2011	10,200,000	$0.088	(1)	7.77

Granted, February 15, 2011	15,000	$0.025		9.88
Granted, March 15, 2011	220,000	$0.040		9.96
	10,435,000

Cancellations	175,000	$0.025
Outstanding, March 31, 2011	10,260,000

Non-employees directors:
Outstanding, January 1, 2011	1,000,000	$0.162	(2)	8.10

Outstanding, March 31, 2011	1,000,000	$0.023

(1)

On February 15, 2011, the Board of Directors modified all outstanding options to our employees and certain non-employees to purchase a total of 10,200,000 shares by reducing the exercise price to $.025 per share, the fair market value at that date as defined in each plan, and fully vested all options

(2)

On February 15, 2011, the Board of Directors modified existing options granted to both non-employee directors by reducing the exercise price to $.0231 per share, the fair market value on that date as defined in the Plan, and fully vested all options outstanding under the Plan.

The following table summarizes additional information about the assumptions used to determine the fair value of stock options granted during the three months ended March 31, 2011:

Risk free rate	2.68 – 3.03%
Stock price volatility	80.54%
Dividend yield	0
Term	4.5 – 6 years
Forfeiture rate	0%

As of March 31, 2011, the Company’s outstanding options granted prior to that date had $167,500 intrinsic value due to the stock price on that date of $.04.

Outstanding convertible notes and warrants as of March 31, 2011 were as follows:

	Convertible notes:
	Face	Interest	Conversion		Shares on
	Amount	Rate	Price		Conversion
	$11,000	5%	$0.02		550,000	(1)
	25,000	5%	$0.02		1,250,000	(2)
Total short-term	$36,000				1,800,000

	Warrants:
	Number of	Exercise	Expiration
	Shares	Price	Date
	550,000	$0.02	7/28/2012
	550,000	$0.02	9/16/2012
	550,000	$0.02	1/6/2013
	312,500	$0.02	1/6/2013
	367,500	$0.02	1/6/2014
	125,000	$0.18	2/23/2014
	7,000,000	$0.00	2/24/2014	(3)
	312,500	$0.16	4/28/2014
	650,000	$0.14	5/4/2014
	3,000,000	$0.15	11/30/2014
	25,522,608	variable	3/31/2014	(4)
	405,405	$.037	3/31/2014	(4)

	39,345,513

(1) This note originally matured on January 6, 2011 and was converted to a demand note.

(2) This note originally matured on January 6, 2011.  In return for a reduction in the conversion price to $.02 the maturity date was extended by one year.  The accompanying warrant was modified to permit the purchase of 312,500 shares at $.02 per share until January 6, 2013 and an additional 367,500 shares at $.02 until January 6, 2014.  These changes were agreed to as of January 4, 2011.

(3) On February 25, 2011, the Company raised $120,000 in a private placement to two Accredited Investors of four million shares of common stock, par value of $.001 per share (the “Common Stock”) and warrants (the “Warrants”) to purchase, for a prepaid amount included in the closing, up to an aggregate of 7 million additional shares of Common Stock. The Warrants are immediately exercisable by the warrant holder by delivery of a completed Subscription Notice to the Company; provided, however, the warrant holder shall not be entitled to exercise the Warrant to acquire that number of shares of Common Stock which would be in excess of the sum of (i) the number of shares of Common Stock beneficially owned by such holder and its affiliates on an exercise date, and (ii) the number of shares of Common Stock issuable upon the exercise of the Warrant with respect to which the determination of this limitation is being made on an exercise date, which would result in beneficial ownership by such holder and its affiliates of more than 4.99% of the outstanding shares of Common Stock on such date.  For the purposes of the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the Securities and Exchange Act of 1934, as amended, and Rule 13d-3 thereunder. Subject to the foregoing, such holder shall not be limited to aggregate exercises which would result in the issuance of more than 4.99%.  The restriction described in this paragraph may be waived, in whole or in part, upon sixty-one (61) days prior notice from such Holder to the Company to increase such percentage to up to 9.99%, but not in excess of 9.99%.  See the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2011.

(4) On March 31, 2011 (the “Effective Date”), the Company raised gross proceeds of $300,000 in a private placement to an Accredited Investor of 12.5 million shares of common stock, par value of $.001 per share (the “Common Stock”), and a three-year immediately exercisable  warrant (the “Warrant”) to purchase, at prices to be determined based on a discount from the market price at the time of exercise unless previously reduced because of earlier anti-dilution adjustment, a total of 25,522,608 additional shares of Common Stock.  The Warrant may not be exercised at times when its exercise would result in ownership by the holder and its affiliates of more than 9.99% of the then outstanding shares of Common Stock.  In connection with the foregoing private placement and for services rendered, the Company issued a three-year immediately exercisable warrant to MidSouth Capital, Inc. (the “MidSouth Warrant”) to purchase 405,405 shares of Common Stock at an exercise price of $0.037 per share. See the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011.

Carbon 612 Securities Purchase Agreement

On November 13, 2009, our subsidiary, Carbon 612, entered into a Securities Purchase Agreement with a group of investors (the “Purchase Agreement”) that provided for, among other things, the sale by Carbon 612 to the investors of (i) an aggregate of 15,000,000 shares (the “Shares”) of its common stock, par value $0.001 (“Common Stock”) at $.01 per share and (ii) warrants to purchase up to an aggregate of an additional 15,000,000 shares of its Common Stock (the “Warrants”) at $.10 per share. Carbon 612 received gross proceeds in the aggregate amount of $150,000 (before expenses of $37,500) from the sale of the Shares and the Warrants. Immediately after the closing and as of March 31, 2011, Clear Skies owns approximately 66% of Carbon 612’s outstanding shares of Common Stock.  Arthur Goldberg, Chief Financial Officer of Clear Skies and a Vice President, Secretary and Treasurer of Carbon 612, purchased 1,500,000 Shares and 1,500,000 Warrants under the Purchase Agreement, for an aggregate purchase price of $15,000.

The Company has concluded that the anti-dilution provisions in the warrants issued in November 13, 2009, should be accounted for as derivatives and reported as liabilities at fair value in accordance with ASC 815 as of December 31, 2010. Accordingly, the Company recorded a liability in the amount of $60,000 as a derivative liability at December 31, 2010. The Company believes that the estimate of fair value from issuance on November 13, 2009 to March 31, 2011 has remained the same as Carbon 612 has had no other stock offerings and no significant operations during the period.  Once the Company is able to put into place its business plans and commence revenue producing activities, the fair value of this liability may change. Any fair value adjustments of this liability will be recognized in earnings.

Modification of Outstanding Notes

On January 4, 2011, the Company entered into a Clarification Agreement with Alpha Capital Anstalt (“Alpha”) whereby Alpha agreed never to demand payment in cash for notes previously issued to it but to convert the notes into common stock at some point in the future.  As of December 31, 2010, this is shown as an obligation to issue shares based on $37,141 and converted at the rate of one share per $0.007901542.  On February 18, 2011, the holder converted the note (which would have matured on January 6, 2011) in part and acquired 2,500,000 shares of our common stock. The remaining portion of this obligation is $17,388 plus accrued interest of $5,392 to March 31, 2011.   The obligation continues to bear interest at 5% per annum. The remainder of this obligation, plus accrued interest, was converted into 2,891,967 shares of common stock on May 3, 2011.

The $11,000 Note payable to Mr. Goldberg matured on January 6, 2011 and was converted into a demand Note. No other changes were made in the terms of the Note.  Accrued interest on this Note, at 5% per annum, to March 31, 2011 was $677.

When Notes are either paid off or converted, and Warrants are either exercised or cancelled, any associated unamortized deferred financing costs and debt discount are removed from the related accounts and recorded as a reduction to interest expense. During the three months ended March 31, 2011, $15,884 of deferred financing costs and $986 of debt discount were charged to interest expense.

Unsecured Convertible Promissory Note

On January 4, 2011, the Company entered into an agreement with the holder of a note convertible into our common stock at $.10 per share and maturing on January 6, 2011 in the face amount of $25,000 with interest at 5% per annum.  The conversion price of the note was reduced to $.02 per share and the maturity date was extended one year.  This holder also had a warrant expiring January 6, 2013 to purchase 62,500 share of our common stock at $.10 per share.  This warrant was modified to increase the shares that could be purchased to 312,500 shares at $.02 per share; in addition a new warrant was issued expiring on January 6, 2014 to allow the holder to purchase 367,500 shares of our common stock at $.02 per share.  Both warrants have provisions allowing for a cashless exercise.  Further, the holder received 50,000 shares of restricted common stock as an incentive to enter into this transaction.  Accrued interest on this note to March 31, 2011 was $1,538.

Deferred Financing Costs

Deferred financing costs represent costs incurred in connection with the issuance of the convertible notes payable. Deferred financing costs are being amortized over the term of the financing instrument on a straight-line basis, which approximates the effective interest method. During the three months ended March 31, 2011 and 2010, the Company capitalized deferred financing costs of $26,939 and $512,690, respectively. During the three months ended March 31, 2011 and 2010, the Company amortized deferred financing costs of $15,884 and $262,028, respectively, to interest expense.

Embedded Derivative Liabilities are as follows:

Balance at December 31, 2010	$64,675
Change in fair value included in other income	3,685
Balance at March 31, 2011	$68,360

7. Contracts

The Company generates billings based on the fulfillment of milestones, which are set forth in the signed contract for each project. Milestones may include, but are not limited to, initial permits being obtained, delivery of materials, and when installation is subsequently complete.

As of:	March	December
	31, 2011	31, 2010
Costs incurred on contracts	$418,832	$7,159,620
Estimated earnings, less foreseeable losses	(66,006)	1,282,209
	352,826	8,441,829
Billings to date	(395,379)	(8,484,382)
Billings in excess of net costs and estimated earnings/losses	$(42,553)	$(42,553)

These amounts are included in the accompanying March 31, 2011 and December 31, 2010 balance sheets under the following captions:
Costs and estimated earnings in excess of billings	$-	$-
Billings in excess of costs and estimated earnings	(42,553)	(42,553)
	$(42,553)	$(42,553)

8. Commitments and Contingencies

Litigation

From time to time, the Company is a party to various legal matters in the normal course of business, the outcome of which, in the opinion of management, will not have a material adverse effect on the condensed consolidated financial position, results of operations or cash flows of the Company.

Lease Commitments

We lease approximately 3,356 square feet of office space at 200 Old Country Road, Mineola, New York from HUB Properties Trust at a current base rental of $9,227 per month increasing to $9,521 per month on June 1, 2011 and annually thereafter, pursuant to a seven year lease. We also lease approximately 1,740 square feet in Berlin, New Jersey since March 1, 2011 for a sales office pursuant to a 15 month lease at an initial monthly rent of $515 increasing to $1,087 on June 1, 2011.

Employment Agreements

We have entered into employment agreements with Ezra J. Green to serve as our Chief Executive Officer and Chairman, with Thomas J. Oliveri to serve as our President and Chief Operating Officer and with Arthur L. Goldberg to serve as our Chief Financial Officer. These arrangements were entered into in December 2007, March 2008 and January 2008, respectively, and were all amended and restated in November 2008. The initial terms of the amended and restated agreements (the “Agreements”) are three years, with automatic one-year renewals following this three-year period in the absence of a notice of non-renewal as provided for in the Agreements. Pursuant to the Agreements Messrs. Green, Oliveri and Goldberg are to receive minimum annual base salaries of $250,000, $200,000 and $200,000, respectively, for the first three years, and then an agreed upon salary (of not less than the amount specified above) for each future year of employment. Each of Messrs. Green, Oliveri and Goldberg were entitled to annual bonuses based on the financial results of the Company for each of the two years ended December 31, 2009 and 2010. Neither bonus was earned nor paid. If any of such executives’ employment is terminated without cause or if any resign for good reason (as defined in his employment agreement), then we will be obligated to pay the terminated executive, as severance, his then current annual base salary and annual bonuses (as such is defined within his employment agreement) for the remainder of the term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and the notes thereto, as well as the other sections of this Quarterly Report and our Annual Report for the year ended December 31, 2010 on Form 10-K as filed with the SEC, including the “Certain Risks and Uncertainties” and “Description of Business” sections thereof.

Forward looking statements

Certain statements in this Quarterly Report on Form 10-Q constitute "forward-looking statements". The words or phrases "can be," may," "could," "would," "expects," "believes," "seeks," "estimates," "projects" and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various risks and uncertainties, including those described in the section "Risk Factors" included in our Form 10-K for the year ended December 31, 2010, and we caution you that any forward-looking information provided by or on behalf of us is not a guarantee of future performance. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond our control. All such forward-looking statements are current only as of the date on which such statements were made. Except as required by applicable securities laws, we do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Overview

Our Business

We design, market. integrate and install solar power systems for commercial, industrial and residential customers using components (such as solar modules and inverters) purchased from third-party manufacturers. We commenced operations in August 2005 and received our initial funding in September 2005. We have also developed XTRAX®, a patented remote monitoring solution for measuring the production of renewable energy systems and for transmission of the data via the cellular telephone or microwave network and satellite. To facilitate funding of this business, in November, 2009, the XTRAX® patent, patent applications, intellectual property, trademark and related assets and liabilities were transferred to our then wholly-owned subsidiary Carbon 612 Corporation (“C 612”) which then sold common stock for $150,000 (before expenses of $37,500) resulting in the purchasers owning approximately 34% of C 612 and our owning the remaining approximate 66% (the “C612 Transaction”).  The terms “we,” “our,” or the “Company,” as used herein shall mean Clear Skies Solar, Inc. and its wholly owned subsidiary Clear Skies Group, Inc.

Corporate History

Our wholly owned operating subsidiary, Clear Skies Group, Inc., was formed in New York in September  2003 for the purpose of providing turnkey solar electricity installations and renewable energy technology solutions to commercial and agricultural customers across the United States. On December 20, 2007, we closed a reverse merger transaction pursuant to which a wholly owned subsidiary of newly formed Clear Skies Holdings, Inc. merged with and into Clear Skies Group, Inc., and Clear Skies Group, Inc., as the surviving corporation, became a wholly owned subsidiary of Clear Skies Holdings, Inc. After the reverse merger we succeeded to the business of Clear Skies Group, Inc. as our sole line of business. In addition, in January 2008, we changed our name from Clear Skies Holdings, Inc. to Clear Skies Solar, Inc.

Since we began operations we have incurred annual net losses. As of March 31, 2011, we had an accumulated deficit of $29,962,352 and we expect to incur additional losses in the foreseeable future. Our revenues during the three month periods ended March 31, 2011 and 2010 were zero and $1,685,932, respectively. We recognized net losses of $1,200,709 and $3,170,316 (or a basic and diluted loss of $.01 and $.04 per common share) for the three months ended March 31, 2011 and 2010, respectively. The net loss for the three  months ended March 31, 2011 and 2010, respectively,  includes a total of $427,960 and $2,367,403 of non-cash charges, primarily stock based compensation.

Since our inception, we have financed our operations primarily through sales of equity and debt securities. Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities and entering into contracts for the financing and installation of solar energy systems and the resulting cash flows and revenues, we believe that we will have adequate resources to fund our operations in 2011. However, there can be no assurances that we will be successful in entering into such contracts or arranging financing on terms satisfactory to us, in which case there would be significant doubt as to our ability to continue as a going concern. As of March 31, 2011 and May 9, 2011, our available cash balances were approximately $452,000 and $662,000, respectively. Notwithstanding our sale of common stock and common stock purchase warrants during the first three months of 2011 for total gross proceeds of $420,000 (before expenses of $24,000), we will need to raise additional funds to pay outstanding vendor invoices and to fund our operations.

Depending upon the needs of our customers, we may have to increase our installation staff significantly in 2011 and 2012 to ensure that installations can be completed while applicable rebates remain in effect. We expect that our selling and general and administrative expenses will increase in future periods as we expand our administrative, sales and installation workforce.

We outgrew our original offices and in June 2008 leased new office space in Mineola, New York as our headquarters which can accommodate our expected needs for the next three years. We also leased space for a sales field office in March, 2011. See Lease Commitments in Note 8 in Item 1. Financial Statements. In addition, we anticipate establishing additional regional field offices for our sales teams. Accordingly, we expect the rental expense component of our general and administrative expenses to increase in future periods.

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

Results of Operations: Comparison of the three month periods ended March 31, 2011 and 2010

Revenues and cost of revenues

Revenues for the three months ended March 31, 2011 were zero, a decrease from $1,685,932 for the three months ended March 31, 2010. In the 2011 period we focused on obtaining contracts for installation of residential and commercial solar energy systems, building a sales organization and ordering materials but did not actually start work on any projects, while in the 2010 period we completed substantial work on two projects. Cost of revenues in the three months ended March 31, 2011 was zero, down from $1,472,211 in the three months ended March 31, 2010. The gross margin in the three months ended March 31, 2011 was zero, down from $213,721 in the three months ended March 31, 2010.

Operating Expenses

Operating expenses are composed of selling expenses and general and administrative expenses. Selling expenses increased by $55,127 (or 56%) to $154,072 in the first quarter of 2011 compared to $98,945 in the comparable 2010 quarter due primarily to higher sales commissions of $63,000.

General and administrative expenses were $1,025,292 for the three months ended March 31, 2011 compared to $3,296,433 in the three months ended March 31, 2010, for a decrease of $2,271,141, or 69%. The decrease is largely due to decreases in non-cash compensation expenses of $2,005,000 and legal fees of $222,000.

Other Income (Expenses)

Interest income for the three months ended March 31, 2011 was zero compared to $11 of interest income in the three months ended March 31, 2010.

Interest expense for the three months ended March 31, 2011 was $16,674 compared to $211,158 for the first quarter of 2010, or a decrease of $194,484 or 92%. This was primarily attributable to the absence of any interest expense in the 2011 period comparable to the $159,095 related to the issuance of convertible notes and warrants in the three months ended March 31, 2010.

We also charged $986 for amortization of debt discount related to the sales in 2011 and 2010 of convertible notes with warrants resulting in a loss on derivative liability of $3,685.  In the first quarter of 2010 we charged $263,655 for amortization of debt discount expense and recorded a gain on derivative liability of $486,143.

Cash Flows from Operations

Non-cash items totaled $427,960 for the three months ended March 31, 2011 compared to $2,367,403 for the three months ended March 31, 2010. The decrease of $1,939,443 is largely accounted for by a decline of $2,005,195 in stock based compensation.

Liquidity and capital resources - going concern

At March 31, 2011, we had an accumulated deficit of $29,962,352 and we expect to incur additional losses in the foreseeable future. While we have funded our operations since inception through private placements of equity and debt securities, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are acceptable to us.

At March 31, 2011 and May 9, 2011 we had approximately $452,000 and $662,000 in cash, respectively, including the cash balance of Carbon 612, our 66% owned subsidiary. Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities and entering into contracts for the financing and installation of solar energy systems and the resulting cash flows and revenues, we believe that we will have adequate resources to fund our operations in 2011. However, there can be no assurances that we will be successful in entering into such contracts or arranging financing on terms satisfactory to us, in which case there would be significant doubt as to our ability to continue as a going concern. Notwithstanding our sale of common stock and common stock purchase warrants during the first quarter of 2011 for total gross proceeds of $420,000 (before expenses of $24,000), we will need to raise additional funds to pay outstanding vendor invoices and to fund our operations. See Note 6 of our financial statements herein provided.

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

•

for general working capital purposes.

Commitments and contingencies

We occupy premises consisting of 3,356 square feet in a modern office building pursuant to a seven year lease expiring on May 30, 2015. Annual fixed rent under this lease was $93,968 in the first year escalating to $115,510 in the seventh year. Additional payments are due for electricity and real estate tax escalation in amounts to be determined in each future year. We have provided security under this lease in the initial amount of $113,634 which, in the absence of a default under the lease, decreases to $56,817 after two years and to $28,408 after four years. We also lease approximately 1,740 square feet in Berlin, New Jersey since March 1, 2011 for a sales office pursuant to a 15 month lease at an initial monthly rent of $515 increasing to $1,087 on June 1, 2011.

Estimated annual commitments under non-cancelable operating leases are as follows at March 31, 2011:

	Office space	Other
2011	$121,938	$5,407
2012	121,814	5,407
2013	120,100	5,407
2014	123,951	5,407
2015	52,324	2,252
	$540,127	$23,880

Certain risks and uncertainties

Our Annual Report on Form 10-K for the year ended December 31, 2010 includes a detailed discussion of our risk factors under the heading “Certain Risks and Uncertainties.” There have been no significant changes to our risk factors since the filing of our Form 10-K. The information presented in this 10-Q should be read in conjunction with the risk factors and information disclosed in such Form 10-K.

Off-balance sheet arrangements

We did not engage in any off-balance sheet arrangements during the three months ended March 31, 2011 and 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company we are not required to provide the information required by this Item.

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

Insufficient resources in our accounting and finance department during 2010 and through March 31, 2011 resulted in an ineffective review, monitoring and analysis of schedules, reconciliation and financial statement disclosures and a misapplication of GAAP and Securities and Exchange Commission reporting requirements. These conditions, considered a material weakness, remained unresolved as of March 31, 2011. We plan to remedy this condition in 2011 by the use of additional personnel and outside resources to supplement our accounting and finance department. To that end, in the quarter ended March 31, 2011, we hired a graduate accountant.

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

Management is aware that there is a lack of segregation of duties at the Company due to the fact that there are only three people dealing with financial and accounting matters. However, at this time, management has decided that considering the experience and abilities of the employees involved and the low quantity of transactions processed, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation. Notwithstanding the above regarding the lack of segregation of duties, management, including our Chief Executive Officer and Chief Financial Officer, believes that the condensed consolidated financial statements included in this quarterly report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in internal control over financial reporting

During the quarter ended March 31, 2011, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2011, we have issued unregistered securities to the persons described below. These transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. Each sale of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, and/or Rule 506 of Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

Between January 4, 2011, and March 1, 2011, we issued a total of 3,448,382 shares or our common stock to law firms for services.  On January 13, 2011, we issued 50,000 shares of our common stock to the holder of a note that matured on January 6, 2011, as an incentive, along with other modifications, to extend the maturity of that note.  Between February 3, 2011, and March 16, 2011 we issued a total of 4,500,000 shares of our common stock for services to a total of six consultants, employees and our non-employee directors.  On February 18, 2011, we issued 2,500,000 shares of our common stock upon the exercise of conversion rights by the holder of our obligation to issue common stock.

Each issuance of common stock was valued at the closing price of the Company’s common stock on the last trading day preceding the date of issue. Each certificate carries a restricted stock legend on its face.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit
No.	Description
4.1	Form of Common Stock Warrant, dated February 25, 2011, issued to the Accredited Investors (filed with our Current Report on Form 8-K filed on March 3, 2011 and incorporated herein by reference)
4.2	Form of Common Stock Warrant, dated March 31, 2011, issued to the Accredited Investors (filed with our Current Report on Form 8-K filed on April 6, 2011 and incorporated herein by reference)
4.3	Form of Common Stock Warrant, dated March 31, 2011, issued to MidSouth Capital, Inc. (filed with our Current Report on Form 8-K filed on April 6, 2011 and incorporated herein by reference)
10.1

Form of Stock Purchase Agreement, dated February 25, 2011, between the Company and each of the Accredited Investors (filed with our Current Report on Form 8-K filed on March 3, 2011 and incorporated herein by reference)

10.2

Form of Securities Purchase Agreement, dated March 31, 2011, between the Company and the Accredited Investor (filed with our Current Report on Form 8-K filed on April 6, 2011 and incorporated herein by reference).

31.1	Section 302 Certification of Principal Executive Officer (filed herewith)
31.2	Section 302 Certification of Principal Financial and Accounting Officer (filed herewith)
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial and Accounting Officer (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR SKIES SOLAR, INC.

Date: May 13, 2010	By:	/s/ Ezra J. Green
		Name:	Ezra J. Green
		Title:	Chairman & Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2010	By:	/s/ Arthur L. Goldberg
		Name:	Arthur L. Goldberg
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
4.1	Form of Common Stock Warrant, dated February 25, 2011, issued to the Accredited Investors (filed with our Current Report on Form 8-K filed on March 3, 2011 and incorporated herein by reference)
4.2	Form of Common Stock Warrant, dated March 31, 2011, issued to the Accredited Investors (filed with our Current Report on Form 8-K filed on April 6, 2011 and incorporated herein by reference)
4.3	Form of Common Stock Warrant, dated March 31, 2011, issued to MidSouth Capital, Inc. (filed with our Current Report on Form 8-K filed on April 6, 2011 and incorporated herein by reference)
10.1

Form of Stock Purchase Agreement, dated February 25, 2011, between the Company and each of the Accredited Investors (filed with our Current Report on Form 8-K filed on March 3, 2011 and incorporated herein by reference)

10.2

Form of Securities Purchase Agreement, dated March 31, 2011, between the Company and the Accredited Investor (filed with our Current Report on Form 8-K filed on April 6, 2011 and incorporated herein by reference).

31.1	Section 302 Certification of Principal Executive Officer (filed herewith)
31.2	Section 302 Certification of Principal Financial and Accounting Officer (filed herewith)
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial and Accounting Officer (filed herewith)