Form 10-Q
period 2011-06-30
Clear Skies Solar, Inc
filed 2011-08-15
CIK 1402857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

   X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

Yes      . No   X  .

As of August 3, 2011, 213,636,970 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CLEAR SKIES SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011
	(Unaudited)	December 31, 2010
ASSETS

Current Assets
Cash	$71,493	$16,992
Accounts receivable	138,636	40,000
Prepaid expenses	25,814	22,715
Inventory	116,306	-
Costs and estimated earnings in excess of billings	104,980	-
Total current assets	457,229	79,707

Property and equipment:
Land	128,449	128,449
Automobile	19,141	-
	147,590	128,449
Less accumulated depreciation	798	-
Property and equipment, net	146,792	128,449

Security deposits	208,517	150,000
Other assets	72,703	67,202
Total assets	$885,241	$425,358

LIABILITIES AND STOCKHOLDERS (DEFICIT) EQUITY

Current Liabilities
Accounts and accrued expenses payable	$2,095,211	$889,931
Billing in excess of costs and estimated earnings	42,553	42,553
Customer advances	594,824	88,856
Note payable - short-term	36,000	11,000
Embedded derivative liability	64,125	64,675
Accrued payroll and related taxes	509,855	512,474
Installation warranty liability	166,637	166,637
Estimated loss on uncompleted contracts	109,305	109,305
Total current liabilities	3,618,510	1,885,431

Non-current Liabilities
Note payable - long-term	-	25,000
Obligation to issue common stock	-	36,155
Total non-current liabilities	-	61,155
Total liabilities	3,618,510	1,946,586

Commitments and Contingencies

Stockholders' (deficit) equity
Clear Skies Solar, Inc. deficiency
Preferred stock, $.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding at June 30, 2011 and
December 31, 2010, respectively	-	-
Common stock, $.001 par value, 300,000,000 shares authorized,
211,253,499 and 178,920,327 shares issued and outstanding at
June 30, 2011 and December 31, 2010, respectively	211,253	178,920
Additional paid-in capital	28,068,577	27,160,662
Accumulated deficit	(30,893,305)	(28,777,476)
Clear Skies Solar, Inc. deficiency	(2,613,475)	(1,437,894)
Noncontrolling interest deficiency	(119,794)	(83,334)
Total stockholders' (deficit) equity	(2,733,269)	(1,521,228)
Total liabilities and stockholders' (deficit) equity	$885,241	$425,358

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CLEAR SKIES SOLAR, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Revenues
Contract revenue	$1,605,105	$123,619	$1,605,105	$1,784,551
Other	-	21,097	-	46,097
Total revenues	1,605,105	144,716	1,605,105	1,830,648

Cost of revenues	1,274,728	100,687	1,274,728	1,572,898

Gross margin	330,377	44,029	330,377	257,750

Operating expenses
Selling expenses	511,263	85,673	666,331	184,618
General and administrative expenses	768,853	1,057,645	1,794,147	4,313,755
Total operating expenses	1,280,116	1,143,318	2,460,478	4,498,373

Loss from operations	(949,739)	(1,099,289)	(2,130,101)	(4,240,623)

Other income (expense)
Interest income	-	531	-	543
Interest expense	(6,076)	(27,838)	(22,750)	(238,996)
Derivative valuation adjustment	4,235	323,243	550	809,386
Loss on extinguishment of debt	-	(25,756)	-	(25,756)
Amortization of debt discount expense	-	(123,447)	(986)	(387,102)
Total other income (expense)	(1,841)	146,733	(23,186)	158,075

Net loss	(951,580)	(952,556)	(2,153,287)	(4,082,548)

Net loss attributable to noncontrolling interest	(20,626)	(17,309)	(36,460)	(31,019)

Net loss attributable to Clear Skies Solar, Inc.	$(930,954)	$(935,247)	$(2,116,827)	$(4,051,529)

Net loss per share, basic and diluted	$(0.00)	$(0.01)	$(0.01)	$(0.05)

Weighted average common shares outstanding, basic and diluted	209,854,008	83,355,773	198,015,742	80,265,275

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CLEAR SKIES SOLAR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(2,153,287)	$(4,082,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	797	-
Stock-based compensation-options	158,644	221,391
Stock-based compensation-grants	82,500	2,150,500
Amortization of debt discount	986	387,102
Change in fair value of embedded derivative	(550)	(465,834)
Stock issued for consultants/legal services	208,059	-
Amortization of deferred financing costs	21,438	-
Noncash charges related to financings	12,466	-
Increase (decrease) in cash and cash equivalents attributable to changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(98,636)	150,000
Increase in inventory	(116,306)	-
Increase in costs and estimated earnings in excess of billings	(104,980)	-
Decrease (increase) in prepaid expenses and deferred financing costs	(3,099)	566,633
Increase in security deposits	(58,517)	-
Increase in other assets	(7,501)	(55,298)
Increase in accounts and accrued expenses payable	1,208,278	87,527
Increase in installation warranty liability	-	35,691
Increase in customer advances	505,968	-
Decrease (increase) in accrued payroll and related taxes	(2,619)	187,853
Net cash used in operating activities	(346,359)	(816,983)

Net cash used in investing activities:
Purchases of equipment	(19,140)	-
Net cash used in investing activities:	(19,140)	-

Cash flows from financing activities
Proceeds from issuance of common stock and warrants	420,000	-
Proceeds from exercise of a warrant	-	385,000
Proceeds from convertible note	-	335,000
Net cash provided by financing activities	420,000	720,000

Net increase (decrease) in cash	54,501	(96,983)
Cash, beginning of period	16,992	132,325
Cash, end of period	$71,493	$35,342

Supplemental disclosure of non-cash financing and investment activities:
Cash paid for income taxes	$994	$1,941
Cash paid for interest expense	$-	$-
Common stock issued in connection with extension of note payable	$1,500	$16,000

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CLEAR SKIES SOLAR, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation, current status and nature of operations

The accompanying unaudited condensed consolidated financial statements as of June 30, 2011 and for the three and six month periods ended June 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of Clear Skies Solar, Inc. (the “Company”, “our” or “us”), these unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the information set forth therein. All such adjustments are of a normal recurring nature. Results for interim periods are not necessarily indicative of results to be expected for a full year. The condensed consolidated balance sheet information as of December 31, 2010 was derived from the audited financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Annual Report (“Annual Report”) on Form 10-K for the year ended December 31, 2010 as filed with the SEC on April 14, 2011. The interim financial statements contained herein should be read in conjunction with that Annual Report.

Current Status

During the three months ended June 30, 2011, Clear Skies Solar, Inc. (the “Company”, “Clear Skies”, “we” or “our”) performed installation work on eight solar energy projects with a total capacity of about 1.1 megawatts (“mW”) and has evaluated a number of other potential projects. We are also negotiating with several parties for the financing and construction of a number of additional solar energy projects; however, there can be no assurance that we will be successful in these negotiations or that such projects would be profitable. Even if we are successful in negotiating construction agreements after the financing arrangements have been finalized, since we recognize revenue under the percentage of completion method, it could be several months (due to the time for the necessary design and engineering work and the building permit and energy credit application process) after entering into contracts before we begin performance and we are able to report revenue in our financial statements.

Since inception, the Company has incurred losses and negative cash flows from operations and at June 30, 2011, the Company had an accumulated deficit of approximately $30.9 million.  At June 30, 2011 and August 3, 2011 we had approximately $71,000 and $81,000 in cash, respectively.  Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities and entering into contracts for the financing and installation of solar energy systems and the resulting cash flows and revenues, we believe that we will have adequate resources to fund our operations for the next twelve months. Notwithstanding our sale of common stock and common stock purchase warrants during the first six months of 2011, for total gross proceeds of $420,000 (before expenses of $24,000), we will need to raise additional funds to pay outstanding vendor invoices and to fund our operations. There can be no assurances, however, that we will be successful in entering into such contracts or arranging sales of our equity or debt securities on terms satisfactory to us, in which case we will probably not be able to continue as a going concern.

As a result of these and other factors, our independent registered accountants have included an explanatory paragraph in their audited consolidated financial statements and footnotes in the Annual Report on Form 10-K for the year ended December 31, 2010 as to the substantial doubt about our ability to continue as a going concern.

The accompanying condensed consolidated balance sheets do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the potential inability of the Company to continue as a going concern.

Nature of Operations

Clear Skies Group, Inc. (“CSG”) was formed in September 2003 for the purpose of providing turnkey solar electricity installations and renewable energy technology solutions to commercial and residential customers across the United States. CSG commenced operations in August 2005 and received its initial funding in September 2005. Through a reverse merger completed in December 2007, CSG became a wholly owned subsidiary of the Company. We also have proprietary and patented remote monitoring technology under the name XTRAX® with applications in the solar electricity production field and other potential markets. The XTRAX® technology is being finalized and the commercialization of it is expected to begin during 2011 through our 66% owned subsidiary, Carbon 612.  In February 2010, Carbon 612 filed a registration statement on Form 10 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), filed amendments to that registration statement on May 12, 2010, September 30, 2010 and January 19, 2011, and will file another amendment in the near future.  Carbon 612 is itself subject to the reporting requirements of the Exchange Act, and its financial statements are consolidated with our financial statements in this Form 10-Q. The consolidated financial statements include the financial position and operating activities of Carbon 612 Corporation, our 66% owned subsidiary.  All intercompany balances have been eliminated in consolidation.

2. Summary of significant accounting policies

Cash

The Company maintains cash balances which consist of demand deposits with a high-credit quality financial institution. Such amounts have from time to time exceeded FDIC insurance limits. The Company has not experienced any losses on these deposits to date.

Accounts Receivable and Allowance for Doubtful Accounts

The Company regularly evaluates the collectability of its accounts receivable. We carry our accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past bad debts and collections and current credit conditions. Accounts receivable are written-off as uncollectible on a case-by-case basis at the discretion of management. Accounts receivable consist of trade receivables and when applicable amounts due from state agencies for rebates on state-approved solar systems installed. No rebates from state agencies were included in accounts receivable at June 30, 2011 or December 31, 2010. The Company’s accounts receivable balance as of June 30, 2011 and 2010 was $138,636 and zero, respectively. The allowance for doubtful accounts balance for the same periods was zero and zero, respectively.

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

Property and equipment acquisitions from and after January 1, 2011 are capitalized and depreciation is provided as noted above. Depreciation expense for the three months ended June 30, 2011 and 2010 was $797 and zero, respectively.  Depreciation expense for the six months ended June 30, 2011 and 2010 was $797 and zero, respectively.

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

Contract Revenue: In accordance with ASC 605 we recognize revenues from contracts that we sign directly with the customer using the percentage of completion method. The percentage of completion is calculated by dividing the direct labor and other direct costs incurred by the total estimated direct costs of the project. Contract value is defined as the total value of the contract, plus the value of approved change orders. Estimates of costs to complete are reviewed periodically and modified as required. Provisions are made for the full amount of anticipated losses, on a contract-by-contract basis. These loss provisions are established in the period in which the losses are first determined. Changes in estimates are also reflected in the period they become known. We maintain all risks and rewards of billing. Regardless of the customer’s structure or industry, if we are the lead contractor, then we recognize all revenues from such customers in this manner.  As it relates to revenue to be generated from  XTRAX®, revenue will be recognized when an XTRAX® unit is sold and delivered, or installed under a contract with a third party, the energy production data has been collected and we have transmitted it to the buyer and there is reasonable assurance of payment to us. If we license the technology we will record license revenue as it is earned under the license agreement if there is reasonable assurance of the licensee making payment to us.

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

Costs and estimated earnings in excess of billings consist of our costs to acquire materials that we purchased for projects which had not been completed as of the relevant balance sheet date. These costs are charged to the project as they are installed. Research and Development: Research and development costs related to the XTRAX® technology are charged to expense as incurred.

Manufacturing and Installation Warranties: We offer a five-year warranty on the installation of a system and all equipment and identical supplies other than solar panels and inverters that are covered under the manufacturer’s warranty. The solar panels and the inverters we use have a manufacturer’s warranty period of five to twenty-five years. We assist the customer in the event that the manufacturer’s warranty needs to be used to replace a defective panel or inverter. We record a provision for the installation warranty within cost of revenue — currently at 2% of contract revenue — based on our limited historical experience and future expectations of the probable cost to be incurred in honoring our warranty commitment. As we develop sufficient history the 2% rate would change if appropriate.  The provision charged to expense for the three and six month periods ended June 30, 2011 or 2010 was zero and no warranty costs were incurred in either period.

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

Loss Per Share: The Company complies with ASC 260 related to calculation of loss per share, which has a dual presentation of basic and diluted loss per share for all periods presented. Basic loss per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the loss of the Company. The difference between the number of shares used to compute basic loss per share and diluted loss per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. As the Company reported a net loss for the three and six months ended June 30, 2011 and 2010, the effects of the shares issuable upon exercise of outstanding warrants and options as of June 30, 2011 and 2010 have not been considered in the diluted net loss per common share since these dilutive securities would reduce the loss per common share and become anti-dilutive. As of June 30, 2011, there are 68,582,843 shares reserved for issuance upon the exercise of outstanding warrants, options and convertible notes.

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

ASC 815 requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under ASC 815 with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule exists when the host instrument is deemed to be conventional as that term is described under ASC 815. The convertible notes we issued contain adjustment (or ratchet) provisions and accordingly, we determined that the embedded feature within the convertible notes and the warrants are indexed to the Company’s common stock, but the ratchets are only applicable if the Company issues common stock or instruments convertible into common stock below the then applicable conversion or purchase price in the note or warrant. We account for convertible instruments (when we have determined that the embedded conversion options should be bifurcated from their host instruments) as follows: we record a convertible note payable and discounts to the convertible notes for the warrants. The embedded derivative is recorded separately at the grant date and fair valued on a quarterly basis. A gain (loss) on embedded derivative feature is recognized in earnings on a quarterly basis. Discounts under these arrangements are amortized over the term of the notes to their stated date of maturity.

Accounting for Derivative Instruments: The Company accounts for derivative instruments under the guidance of ASC 815-10 Accounting for Derivative Instruments and Hedging Activities - which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts. The Company also considers ASC 815-40 Contracts in Entity’s Own Equity, which provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability.

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

Stock based compensation expense related to stock option grants recognized under ASC Topic 718 for the three months ended June 30, 2011 and 2010 was zero and $126,817, respectively, and for the six months ended June 30, 2011 and 2010 was $241,144 and $2,371,891, respectively. Stock based compensation expense is included in selling general and administrative expense on the accompanying condensed consolidated statements of operations. See Note 6 for additional information.

ASC Topic 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s condensed consolidated statements of operations.

Stock based compensation expense recognized in the Company’s consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 included compensation expense for share-based payment awards based on the grant date fair value estimated in accordance with the provisions of ASC Topic 718. The Company follows the straight-line single option method of attributing the value of stock based compensation to expense. As stock based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

4. Prepaid expenses and deferred financing costs

Prepaid expenses and deferred financing costs at June 30, 2011 and December 31, 2010 are as follows:

	June 30,	December 31,
	2011	2010
Current
Compensation for future services rendered	$25,814	$15,814
Prepaid insurance premiums	-	6,901
	25,814	22,715
Non-Current
Deferred financing costs	15,184	9,683

	$40,998	$32,398

The Company has entered into agreements with several firms to provide it with both public relations and investor relations advice and services over periods from six months to one year. These agreements call for payments in both cash and common stock and payments are being amortized over the period of each agreement.

5. Related party transactions

Arthur Goldberg, our Vice President and Chief Financial Officer, purchased three one year convertible notes each in the amount of $11,000 and maturing on July 28, 2010, July 31, 2010 and January 6, 2011 and received a three year warrant to purchase shares of our common stock with each of the three notes. The first two notes were paid in cash at maturity. The third note was converted to a demand note at its maturity on January 6, 2011 and is still outstanding.  None of the warrants, which can now be exercised to purchase 550,000 shares of our common stock each, have been exercised as of June 30, 2011.  Mr. Goldberg also received 26,250 shares of our common stock in connection with financings in January, 2010 and 100,000 shares of our common stock on July 13, 2010 as part of the financing transaction completed on that date.  In each case Mr. Goldberg acted as part of a group of investors and he paid for and received notes and warrants pro rata with the others in the group. Pursuant to the Carbon 612 November 2009 purchase agreement with a group of investors, Mr. Goldberg purchased 1,500,000 common shares of our 66% owned subsidiary, Carbon 612, and 1,500,000 warrants from Carbon 612, for an aggregate purchase price of $15,000.

See Note 6 for information regarding the re-pricing of stock options previously granted to our non-employee directors and our executive officers, along with all other employees of the Company.

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

In December 2007 and April 2010, the Company’s shareholders approved the 2007, 2008 and 2009 Equity Incentive Plans, which each provide for the granting to both employees and non-employees of up to 2,500,000 shares of the Company’s common stock pursuant to awards of options and/or restricted stock. On July 12, 2010 the Board of Directors approved the 2010 Equity Incentive Plan which provides for the granting to both employees and non-employees of up to 3,500,000 shares of the Company’s common stock pursuant to awards of options and/or restricted stock.  On February 15, 2011, our Board of Directors amended all outstanding options to our employees and certain non-employees to purchase a total of 10,200,000 shares by reducing the exercise price to $.025 per share, the fair market value at that date as defined in each Plan, and fully vested all options.   In addition, two employees were granted fully vested options, one for 15,000 shares with an exercise price of $.025 per share and the other for 220,000 shares with an exercise price of $.04 per share, in both cases the fair market value at date of grant as defined in the Plan.  The number of options outstanding under all Plans, as of June 30, 2011, was 10,260,000 after the effect of the cancellation of 175,000 options during the six months ended June 30, 2011.

On May 1, 2008, the Company adopted the Clear Skies Solar, Inc. 2008 Non-Employee Director Compensation Plan, which it amended on November 12, 2008. This plan provides for the granting of up to one million options to non-employee directors, all of which were granted prior to March 31, 2010. On February 15, 2011, the Board modified existing options granted to both non-employee directors by reducing the exercise price to $.0231 per share, the fair market value on that date as defined in this Plan, and fully vested all options outstanding under this Plan.  The non-employee directors each now hold options to purchase 500,000 shares of our common stock.

A summary of the Company’s stock option activity in the six months ending June 30, 2011, for thirteen employees, three consultants and two non-employee directors is as follows:

				Weighted
		Weighted		Average
		Average		Remaining
	Number	Exercise		Contractual
	of	Price per		Term
	Options	Option		(Years)

Outstanding, January 1, 2011	10,200,000	$0.088	(1)	7.52

Granted, February 15, 2011	15,000	$0.025		9.63
Granted, March 15, 2011	220,000	$0.040		9.71
	10,435,000

Cancellations	175,000	$0.025		-
Outstanding, June 30, 2011	10,260,000	-		-

Non-employees directors:
Outstanding, January 1, 2011	1,000,000	$0.162	(2)	7.85

Outstanding, June 30, 2011	1,000,000	$0.023		-

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

The following table summarizes additional information about the assumptions used to determine the fair value of stock options granted during the three months ended March 31, 2011 (none were granted in the three months ended June 30, 2011):

Risk free rate	2.68 – 3.03%
Stock price volatility	80.54%
Dividend yield	0
Term	4.5 – 6 years
Forfeiture rate	0%

As of June 30, 2011, the Company’s outstanding options granted prior to that date had no intrinsic value due to the stock price on that date of $.02.

Outstanding convertible notes and warrants as of June 30, 2011 were as follows:

	Convertible notes:

	Face	Interest	Conversion		Shares on
	Amount	Rate	Price		Conversion
	$11,000	5%	$0.02		550,000	(1)
	25,000	5%	$0.02		1,250,000	(2)
Total short-term	$36,000	-	-		1,800,000

	Warrants:
	Number of	Exercise	Expiration
	Shares	Price	Date
	550,000	$0.02	7/28/2012
	550,000	$0.02	9/16/2012
	550,000	$0.02	1/6/2013
	312,500	$0.02	1/6/2013
	367,500	$0.02	1/6/2014
	125,000	$0.18	2/23/2014
	7,000,000	$0.00	2/24/2014	(3)
	312,500	$0.16	4/28/2014
	650,000	$0.14	5/4/2014
	3,000,000	$0.15	11/30/2014
	25,522,608	variable	3/31/2014	(4)
	405,405	$.037	3/31/2014	(4)

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

The Company has concluded that the anti-dilution provisions in the warrants issued in November 13, 2009, should be accounted for as derivatives and reported as liabilities at fair value in accordance with ASC 815 as of December 31, 2010. Accordingly, the Company recorded a liability in the amount of $60,000 as a derivative liability at December 31, 2010. The Company believes that the estimate of fair value from issuance on November 13, 2009 to June 30, 2011 has remained the same as Carbon 612 has had no other stock offerings and no significant operations during the period.  Once the Company is able to put into place its business plans and commence revenue producing activities, the fair value of this liability may change. Any fair value adjustments of this liability will be recognized in earnings.

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

The $11,000 Note payable to Mr. Goldberg matured on January 6, 2011 and was converted into a demand Note. No other changes were made in the terms of the Note.  Accrued interest on this Note, at 5% per annum, to June 30, 2011 was $815.

When Notes are either paid off or converted, and Warrants are either exercised or cancelled, any associated unamortized deferred financing costs and debt discount are removed from the related accounts and recorded as a charge to interest expense. During the three months ended June 30, 2011 and 2010 $5,554 and $296,641 of deferred financing costs, and zero and $123,447 of debt discount, respectively, were charged to interest expense.  During the six months ended June 30, 2011 and 2010 $21,438 and $558,669 of deferred financing costs, and $986 and $387,102 of debt discount, respectively, were charged to interest expense.

Unsecured Convertible Promissory Note

On January 4, 2011, the Company entered into an agreement with the holder of a note convertible into our common stock at $.10 per share and maturing on January 6, 2011 in the face amount of $25,000 with interest at 5% per annum.  The conversion price of the note was reduced to $.02 per share and the maturity date was extended one year.  This holder also had a warrant expiring January 6, 2013 to purchase 62,500 share of our common stock at $.10 per share.  This warrant was modified to increase the shares that could be purchased to 312,500 shares at $.02 per share; in addition a new warrant was issued expiring on January 6, 2014 to allow the holder to purchase 367,500 shares of our common stock at $.02 per share.  Both warrants have provisions allowing for a cashless exercise.  Further, the holder received 50,000 shares of restricted common stock as an incentive to enter into this transaction.  Accrued interest on this note to June 30, 2011 was $1,850.

Deferred Financing Costs

Deferred financing costs represent costs incurred in connection with the issuance of the convertible notes payable. Deferred financing costs are being amortized over the term of the financing instrument on a straight-line basis, which approximates the effective interest method. During the three months ended June 30, 2011 and 2010, the Company capitalized deferred financing costs of zero and zero, respectively.  During the six months ended June 30, 2011 and 2010, the Company capitalized deferred financing costs of $26,939 and $512,690, respectively.   During the three months ended June 30, 2011 and 2010, the Company amortized deferred financing costs of $5,554 and $296,641, respectively, to interest expense.  During the six months ended June 30, 2011 and 2010, the Company amortized deferred financing costs of $21,438 and $558,669, respectively, to interest expense.

Embedded Derivative Liabilities are as follows:

Balance at December 31, 2010	$64,675
Change in fair value included in other income	(550)
Balance at June 30, 2011	$64,125

7. Contracts

The Company generates billings based on the fulfillment of milestones, which are set forth in the signed contract for each project. Milestones may include, but are not limited to, initial permits being obtained, delivery of materials, and when installation is subsequently complete.

As of:	June	December
	30, 2011	31, 2010
Costs incurred on contracts	$8,434,348	$7,159,620
Estimated earnings, less foreseeable losses	1,717,566	1,282,209
	10,151,914	8,441,829
Billings to date	(10,089,487)	(8,484,382)
Billings in excess of net costs and estimated earnings/losses	$62,427	$(42,553)

These amounts are included in the accompanying June 30, 2011 and December 31, 2010 balance sheets under the following captions:
Costs and estimated earnings in excess of billings	$104,980	$-
Billings in excess of costs and estimated earnings	(42,553)	(42,553)
	$62,427	$(42,553)

8. Commitments and Contingencies

Litigation

From time to time, the Company is a party to various legal matters in the normal course of business, the outcome of which, in the opinion of management, will not have a material adverse effect on the condensed consolidated financial position, results of operations or cash flows of the Company.

Lease Commitments

We lease approximately 3,356 square feet of office space at 200 Old Country Road, Mineola, New York from HUB Properties Trust at a current base rental of $9,521 per month increasing to $9,824 per month on June 1, 2012 and annually thereafter, pursuant to a seven year lease. We also lease approximately 1,740 square feet in Berlin, New Jersey since March 1, 2011 for a sales office pursuant to a 15 month lease at an initial monthly rent of $515 that  increased to $1,087 on June 1, 2011.   Estimated calendar year commitments under non-cancelable operating leases are as follows at June 30, 2011:

	Office space	Other
2011	$121,938	$7,313
2012	121,814	7,313
2013	120,100	7,313
2014	123,951	7,313
2015	52,324	3,047
	$540,127	$32,299

Employment Agreements

We have entered into employment agreements with Ezra J. Green to serve as our Chief Executive Officer and Chairman, with Thomas J. Oliveri to serve as our President and Chief Operating Officer and with Arthur L. Goldberg to serve as our Chief Financial Officer. These arrangements were entered into in December 2007, March 2008 and January 2008, respectively, and were all amended and restated in November 2008. The initial terms of the amended and restated agreements (the “Agreements”) are three years, with automatic one-year renewals following this three-year period in the absence of a notice of non-renewal as provided for in the Agreements. Pursuant to the Agreements Messrs. Green, Oliveri and Goldberg are to receive minimum annual base salaries of $250,000, $200,000 and $200,000, respectively, for the first three years, and then an agreed upon salary (of not less than the amount specified above) for each future year of employment. Each of Messrs. Green, Oliveri and Goldberg were entitled to annual bonuses based on the financial results of the Company for each of the two years ended December 31, 2009 and 2010. Neither bonus was earned nor paid. If any of such executives’ employment is terminated without cause or if any resign for good reason (as defined in his employment agreement), then we will be obligated to pay the terminated executive, as severance, his then current annual base salary and annual bonuses (as such is defined within his employment agreement) for the remainder of the term..

On November 2, 2010 we and our 66% owned subsidiary, Carbon 612 Corporation, jointly entered into a one year consulting agreement with Infinite Energy Company, LLC for business development services.  The agreement calls for monthly payments for consulting services of $5,000 and expires on October 31, 2011 as well as a payment to the consultant of 8% of the value of solar installation projects presented to us by the consultant and of certain grants to us by third parties.  The obligation for fees at 8% at June 30, 2011 total $60,739.

The minimum future obligations under this agreement for consulting services are as follows:

June 30, 2012	$30,000
June 30, 2013	20,000

$50,000

9.  Income Taxes

For the three and six months ended June 30, 2011 and 2010, there was no income tax provision or benefit recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes.  The Company's net deferred tax asset is its net operating loss carry forwards of $30,893,305 as of June 30, 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. The significant components of the Company's net deferred tax asset are as follows:

Net operating loss carryforward	$30,893,305
Tax rate	35%
Total deferred tax assets	10,812,656
Valuation allowance	(10,812,656)

Net deferred tax asset	$-

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

Overview

Our Business

We design, market, integrate and install solar power systems for commercial, industrial and residential customers using components (such as solar modules and inverters) purchased from third-party manufacturers. We commenced operations in August 2005 and received our initial funding in September 2005. We have also developed XTRAX®, a patented remote monitoring solution for measuring the production of renewable energy systems and for transmission of the data via the cellular telephone or microwave network and satellite. To facilitate funding of this business, in November, 2009, the XTRAX® patent, patent applications, intellectual property, trademark and related assets and liabilities were transferred to our then wholly-owned subsidiary Carbon 612 Corporation (“C 612”) which then sold common stock for $150,000 (before expenses of $37,500) resulting in the purchasers owning approximately 34% of C 612 and our owning the remaining approximate 66% (the “C612 Transaction”).  The terms “we,” “our,” or the “Company,” as used herein shall mean Clear Skies Solar, Inc., its wholly owned subsidiary Clear Skies Group, Inc. and its majority owned subsidiary Carbon 612 Corporation.

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

Since we began operations we have incurred annual net losses. As of June 30, 2011, we had an accumulated deficit of $30,893,305 and we expect to incur additional losses in the foreseeable future. Our revenues during the three month periods ended June 30, 2011 and 2010 were $1,605,105 and $144,716, respectively, and for the six month periods ended June 30, 2011 and 2010 were $1,605,105 and $1,830,648, respectively. We recognized net losses of $951,580 and $952,556 (or a basic and diluted loss of $.00 and $.01 per common share) for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010 we recognized net losses of $2,153,287 and $4,082,548 (or a basic and diluted loss of $.01 and $.05 per common share), respectively. The net loss for the three months ended June 30, 2011 and 2010, respectively, includes a total of $56,380 and $250,264, respectively, of non-cash charges, primarily stock based compensation. The net loss for the six  months ended June 30, 2011 and 2010, respectively,  includes a total of $484,340 and $2,293,159 of non-cash charges, primarily stock based compensation.

Since our inception, we have financed our operations primarily through sales of equity and debt securities. Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities and entering into contracts for the financing and installation of solar energy systems and the resulting cash flows and revenues, we believe that we will have adequate resources to fund our operations in 2011. However, there can be no assurances that we will be successful in entering into such contracts or arranging financing on terms satisfactory to us, in which case there would be significant doubt as to our ability to continue as a going concern. As of June 30, 2011 and August 3, 2011, our available cash balances were approximately $71,000 and $81,000, respectively. Notwithstanding our sale of common stock and common stock purchase warrants during the first six months of 2011 for total gross proceeds of $420,000 (before expenses of $24,000), we will need to raise additional funds to pay outstanding vendor invoices and to fund our operations.

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

Results of Operations: Comparison of the three month periods ended June 30, 2011 and 2010

Revenues and cost of revenues

Revenues for the three months ended June 30, 2011 were $1,605,105, an increase from the $144,716 of revenues for the three months ended June 30, 2010. In the 2011 period we worked on eight solar installation projects while in the 2010 period we worked on only two projects. Cost of revenues in the three months ended June 30, 2011 was $1,274,728 up from $100,687 in the three months ended June 30, 2010. The gross margin in the three months ended June 30, 2011 was $330,377 or 20.6% compared to $44,029 or 30.4% in the three months ended June 30, 2010; however, the 2010 period included $21,097 of consulting income so the gross margin on installation contract work of $123,619 was $22,932 or 18.6%.  There was no consulting revenue in the 2011 period.

Operating Expenses

Operating expenses are composed of selling expenses and general and administrative expenses. Selling expenses increased by $425,590 to $511,263 in the first quarter of 2011 compared to $85,673 in the comparable 2010 quarter due primarily to higher sales commissions of $310,000 and salaries of $43,000.

General and administrative expenses were $768,853 for the three months ended June 30, 2011 compared to $1,057,645 in the three months ended June 30, 2010, for a decrease of $288,792. The decrease is largely due to decreases in non-cash compensation expenses of $126,000, legal fees of $239,000 and warranty expense of $35,000, offset in part by increases in accounting fees of $61,000 and insurance of $23,000.

Other Income (Expenses)

Interest income for the three months ended June 30, 2011 was zero compared to $531 of interest income in the three months ended June 30, 2010.

Interest expense for the three months ended June 30, 2011 was $6,076 compared to $27,838 for the second quarter of 2010, or a decrease of $21,762. This was primarily attributable to the absence of any interest expense in the 2011 period comparable to the interest related to convertible notes in the three months ended June 30, 2010.

We also charged zero and $123,447, respectively, for amortization of debt discount related to the sales in the second quarter of 2011 and 2010, respectively, of convertible notes with warrants resulting in a gain on derivative liability of $4,235 and $323,243, respectively.

Results of Operations: Comparison of the six month periods ended June 30, 2011 and 2010

Revenues and cost of revenues

Revenues for the six months ended June 30, 2011 were $1,605,105, a decrease from the $1,830,648 of revenues for the six months ended June 30, 2010. In the 2011 period we worked on eight solar installation projects while in the 2010 period we worked on only two projects. Cost of revenues in the six months ended June 30, 2011 was $1,274,728 down from $1,572,898 in the six months ended June 30, 2010. The gross margin in the six months ended June 30, 2011 was $330,377 or 20.6% compared to $257,750 or 14.1% in the six months ended June 30, 2010; however, the 2010 period included $46,097 of consulting income so the gross margin on installation contract work of $1,784,551 was $211,653 or 11.9%.  There was no consulting revenue in the 2011 period.

Operating Expenses

Operating expenses are composed of selling expenses and general and administrative expenses. Selling expenses increased by $481,713 to $666,331 in the first half of 2011 compared to $184,618 in the comparable 2010 half due primarily to higher sales commissions of $373,000 and salaries of $92,000.

General and administrative expenses were $1,794,147 for the six months ended June 30, 2011 compared to $4,313,755 in the six months ended June 30, 2010, resulting in a decrease of $2,519,608. The decrease is largely due to decreases in non-cash compensation expenses of $2,130,000, legal fees of $480,000, salaries of $100,000 and warranty expense of $35,000, offset in part by increases in consulting expenses of $84,000, accounting fees of $35,000, recruiting costs of $42,000 and insurance of $24,000.

Other Income (Expenses)

Interest income for the six months ended June 30, 2011 was zero compared to $543 of interest income in the six months ended June 30, 2010.

Interest expense for the six months ended June 30, 2011 was $22,750 compared to $238,996 for the first half of 2010, or a decrease of $216,246. This was primarily attributable to the absence of any interest expense in the 2011 period comparable to the interest related to the issuance of convertible notes and warrants in the six months ended June 30, 2010.

We also charged $986 and $387,102, respectively, for amortization of debt discount related to the sales in the second half of 2011 and 2010 of convertible notes with warrants resulting in a gain on derivative liability of $550 and $809,386, respectively.  In the second quarter of 2011 and 2010 we charged zero and $123,447, respectively, for amortization of debt discount expense and recorded a gain on derivative liability of $4,235 and $323,243, respectively.

Cash Flows from Operations

Non-cash items totaled $484,340 for the six months ended June 30, 2011 compared to $2,293,159 for the six months ended June 30, 2010. The decrease of $1,808,819 is largely accounted for by a decline of $2,130,000 in stock based compensation and a decrease of $386,000 is amortization of debt discount offset by increases of $208,000 in stock issued to consultants and law firms and a $465,000 change in fair value of embedded derivatives.

Liquidity and capital resources - going concern

At June 30, 2011, we had an accumulated deficit of $30,893,305 and we expect to incur additional losses in the foreseeable future. While we have funded our operations since inception through private placements of equity and debt securities, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are acceptable to us.

At June 30, 2011 and August 3, 2011 we had approximately $71,000 and $81,000 in cash, respectively, including the cash balance of Carbon 612, our 66% owned subsidiary. Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities and entering into contracts for the financing and installation of solar energy systems and the resulting cash flows and revenues, we believe that we will have adequate resources to fund our operations during the next twelve months. However, there can be no assurances that we will be successful in entering into such contracts or arranging financing on terms satisfactory to us, in which case there would be significant doubt as to our ability to continue as a going concern. Notwithstanding our sale of common stock and common stock purchase warrants during the first quarter of 2011 for total gross proceeds of $420,000 (before expenses of $24,000), we will need to raise additional funds to pay outstanding vendor invoices and to fund our operations. See Note 6 of our financial statements herein provided.

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

•

for general working capital purposes.

Commitments and contingencies

We lease approximately 3,356 square feet of office space at 200 Old Country Road, Mineola, New York from HUB Properties Trust at a current base rental of $9,521 per month increasing to $9,824 per month on June 1, 2012 and annually thereafter, pursuant to a seven year lease. We also lease approximately 1,740 square feet in Berlin, New Jersey since March 1, 2011 for a sales office pursuant to a 15 month lease at an initial monthly rent of $515 that  increased to $1,087 on June 1, 2011.

Estimated calendar year commitments under non-cancelable operating leases are as follows at June 30, 2011:

	Office space	Other
2011	$121,938	$7,313
2012	121,814	7,313
2013	120,100	7,313
2014	123,951	7,313
2015	52,324	3,047
	$540,127	$32,299

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

Off-balance sheet arrangements

We did not engage in any off-balance sheet arrangements during the three or six months ended June 30, 2011 and 2010.

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

Contract Revenue: In accordance with ASC 605 we recognize revenues from contracts that we sign directly with the customer using the percentage of completion method. The percentage of completion is calculated by dividing the direct labor and other direct costs incurred by the total estimated direct costs of the project. Contract value is defined as the total value of the contract, plus the value of approved change orders. Estimates of costs to complete are reviewed periodically and modified as required. Provisions are made for the full amount of anticipated losses, on a contract-by-contract basis. These loss provisions are established in the period in which the losses are first determined. Changes in estimates are also reflected in the period they become known. We maintain all risks and rewards of billing. Regardless of the customer’s structure or industry, if we are the lead contractor, then we recognize all revenues from such customers in this manner.  As it relates to revenue to be generated from  XTRAX®, revenue will be recognized when an XTRAX® unit is sold and delivered, or installed under a contract with a third party, the energy production data has been collected and we have transmitted it to the buyer and there is reasonable assurance of payment to us. If we license the technology we will record license revenue as it is earned under the license agreement if there is reasonable assurance of the licensee making payment to us.

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

Costs and estimated earnings in excess of billings consist of our costs to acquire materials that we purchased for projects which had not been completed as of the relevant balance sheet date. These costs are charged to the project as they are installed. Research and Development: Research and development costs related to the XTRAX® technology are charged to expense as incurred.

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

ASC 815 requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under ASC 815 with changes in fair value reported in earnings as they occur, and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule exists when the host instrument is deemed to be conventional as that term is described under ASC 815. The convertible notes we issued contain adjustment (or ratchet) provisions and accordingly, we determined that the embedded feature within the convertible notes and the warrants are indexed to the Company’s common stock, but the ratchets are only applicable if the Company issues common stock or instruments convertible into common stock below the then applicable conversion or purchase price in the note or warrant. We account for convertible instruments (when we have determined that the embedded conversion options should be bifurcated from their host instruments) as follows: we record a convertible note payable and discounts to the convertible notes for the warrants. The embedded derivative is recorded separately at the grant date and fair valued on a quarterly basis. A gain (loss) on embedded derivative feature is recognized in earnings on a quarterly basis. Discounts under these arrangements are amortized over the term of the notes to their stated date of maturity.

Accounting for Derivative Instruments: The Company accounts for derivative instruments under the guidance of ASC 815-10 Accounting for Derivative Instruments and Hedging Activitieswhich establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts. The Company also considers ASC 815-40 Contracts in Entity’s Own Equity, which provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability.

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

Insufficient resources in our accounting and finance department during 2010 and through June 30, 2011 resulted in an ineffective review, monitoring and analysis of schedules, reconciliation and financial statement disclosures and a misapplication of GAAP and Securities and Exchange Commission reporting requirements. These conditions, considered a material weakness, remained unresolved as of June 30, 2011. We plan to remedy this condition in 2011 by the use of additional personnel and outside resources to supplement our accounting and finance department. To that end, in the quarter ended March 31, 2011, we hired a graduate accountant on a full time basis and later hired a graduate accountant on a part time basis.

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

Management is aware that there is a lack of segregation of duties at the Company due to the fact that there are only three people directly dealing with financial and accounting matters. However, at this time, management has decided that considering the experience and abilities of the employees involved and the low quantity of transactions processed, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation. Notwithstanding the above regarding the lack of segregation of duties, management, including our Chief Executive Officer and Chief Financial Officer, believes that the condensed consolidated financial statements included in this quarterly report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Changes in internal control over financial reporting

During the quarter ended June 30, 2011, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2011, we have issued unregistered securities to the persons described below. These transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. Each sale of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, and/or Rule 506 of Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

On April 1, 2011 we issued 1,043,478 shares or our common stock to a law firm for services. Between April 12, 2011, and June 1, 2011 we issued a total of 1,046,078 shares of our common stock for services to a total of three consultants.  On May 3, 2011, we issued 2,891,967 shares of our common stock upon the final exercise of conversion rights by the holder of our obligation to issue common stock.

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

31.1	Section 302 Certification of Principal Executive Officer (filed herewith)
31.2	Section 302 Certification of Principal Financial and Accounting Officer (filed herewith)
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial and Accounting Officer (filed herewith)
101.INS **	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

**To be furnished with this report by amendment. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR SKIES SOLAR, INC.

Date: August 15, 2011	By:	/s/ Ezra J. Green
		Name:	Ezra J. Green
		Title:	Chairman & Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Arthur L. Goldberg
		Name:	Arthur L. Goldberg
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
4.1	Form of Common Stock Warrant, dated February 25, 2011, issued to the Accredited Investors (filed with our Current Report on Form 8-K filed on March 3, 2011 and incorporated herein by reference)
4.2	Form of Common Stock Warrant, dated March 31, 2011, issued to the Accredited Investors (filed with our Current Report on Form 8-K filed on April 6, 2011 and incorporated herein by reference)
4.3	Form of Common Stock Warrant, dated March 31, 2011, issued to MidSouth Capital, Inc. (filed with our Current Report on Form 8-K filed on April 6, 2011 and incorporated herein by reference)
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

31.1	Section 302 Certification of Principal Executive Officer (filed herewith)
31.2	Section 302 Certification of Principal Financial and Accounting Officer (filed herewith)
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial and Accounting Officer (filed herewith)
101.INS **	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

**To be furnished with this report by amendment. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.