Form 10-Q
period 2011-09-30
Clear Skies Solar, Inc
filed 2011-11-14
CIK 1402857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

Yes  X . No      .

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

Yes      . No  X .

As of November 4, 2011, 231,342,907 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

CLEAR SKIES SOLAR, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011 (Unaudited)	December 31, 2010
ASSETS

Current Assets
Cash	$37,248	$16,992
Accounts receivable	-	40,000
Prepaid expenses	83,858	22,715
Inventory	46,265	-
Costs and estimated earnings in excess of billings	154,075	-
Total current assets	321,446	79,707

Property and equipment:
Land	128,449	128,449
Automobile	19,141	-
	147,590	128,449
Less accumulated depreciation	1,755	-
Property and equipment, net	145,835	128,449

Security deposit	265,334	150,000
Other assets	57,519	67,202
Total assets	$790,134	$425,358

LIABILITIES AND STOCKHOLDERS (DEFICIT) EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,035,974	$889,931
Billing in excess of costs and estimated earnings	42,553	42,553
Customer advances	1,527,234	88,856
Note payable - short-term	-	11,000
Embedded derivative liability	60,990	64,675
Accrued payroll and related taxes	486,501	512,474
Installation warranty liability	166,637	166,637
Estimated loss on uncompleted contracts	109,305	109,305
Total current liabilities	4,429,194	1,885,431

Non-current Liabilities
Note payable - long-term	25,000	25,000
Obligation to issue common stock	-	36,155
Total non-current liabilities	25,000	61,155
Total liabilities	4,454,194	1,946,586

Commitments and Contingencies

Stockholders' (deficit) equity
Clear Skies Solar, Inc. deficiency
Preferred stock, $.001 par value, 10,000,000 shares authorized, zero shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	-	-
Common stock, $.001 par value, 300,000,000 shares authorized, 218,142,170 and 178,920,327 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	218,142	178,920
Additional paid-in capital	28,141,262	27,160,662
Accumulated deficit	(31,866,632)	(28,777,476)
Clear Skies Solar, Inc. deficiency	(3,507,228)	(1,437,894)
Noncontrolling interest deficiency	(156,832)	(83,334)
Total stockholders' (deficit) equity	(3,664,060)	(1,521,228)
Total liabilities and stockholders' (deficit) equity	$790,134	$425,358

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Clear Skies Solar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Operations

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Revenues
Contract revenue	$29,292	$3,404,673	$1,634,397	$5,189,224
Other	408,508	-	408,508	46,097
Total revenues	437,800	3,404,673	2,042,905	5,235,321

Cost of revenues	442,145	3,064,797	1,716,873	4,640,478

Gross margin (loss)	(4,345)	339,876	326,032	594,843

Operating expenses
Selling expenses	346,921	81,111	1,013,252	265,729
General and administrative expenses	653,863	1,368,487	2,448,010	5,639,136
Total operating expenses	1,000,784	1,449,598	3,461,262	5,904,865

Loss from operations	(1,005,129)	(1,109,722)	(3,135,230)	(5,310,022)

Other income (expense)
Interest income	-	-	-	543
Interest expense	(8,371)	(2,629,188)	(31,121)	(2,868,184)
Derivative valuation adjustment	3,135	18,105	3,685	827,491
Loss on extinguishment of debt	-	-	-	(25,756)
Amortization of debt discount expense	-	(154,967)	(986)	(542,069)
Total other income (expense)	(5,236)	(2,766,050)	(28,422)	(2,607,975)

Net loss	(1,010,365)	(3,875,772)	(3,163,652)	(7,917,997)

Net loss attributable to noncontrolling interest	(41,050)	(79,768)	(77,510)	(171,000)

Net loss attributable to Clear Skies Solar, Inc.	$(969,315)	$(3,796,004)	$(3,086,142)	$(7,746,997)

Net loss per share, basic and diluted	$(0.00)	$(0.03)	$(0.02)	$(0.08)

Weighted average common shares outstanding, basic and diluted	215,676,355	128,920,249	203,924,256	96,423,753

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

Clear Skies Solar, Inc. and Subsidiaries

Unaudited Condensed Consolidated Statements of Cash Flows

	For the nine months ended September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(3,163,652)	$(7,917,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,755	-
Stock-based compensation-options	158,644	2,637,608
Stock-based compensation-grants	82,500	-
Amortization of debt discount	986	542,069
Change in fair value of embedded derivative	(3,685)	(469,584)
Stock issued for consultants/legal services	245,457	-
Amortization of deferred financing costs	29,390	-
Noncash charges related to financings	46,690	2,868,184
Changes in operating assets and liabilities:
Decrease in accounts receivable	40,000	82,868
Increase in inventory	(46,265)	-
Increase in costs and estimated earnings in excess of billings	(154,075)	(2,877,030)
Increase in prepaid expenses and deferred financing costs	(61,143)	(48,950)
(Increase) decrease in security deposits	(115,334)	56,817
(Decrease) increase in other assets	7,683	(177,629)
Increase in accounts and accrued expenses payable	1,149,040	4,050,405
Increase in installation warranty liability	-	35,691
Increase in customer advances	1,438,378	-
Increase in billings in excess of costs and estimated earnings	-	17,507
Decrease (increase) in accrued payroll and related taxes	(25,973)	398,260
Net cash used in operating activities	(369,604)	(801,781)

Cash flows from investing activities:
Purchases of equipment	(19,140)	-
Net cash used in investing activities	(19,140)	-

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants	420,000	-
Repayment of notes payable	(11,000)	(22,000)
Proceeds from exercise of a warrant	-	385,000
Proceeds from conversion of convertible notes	-	335,000
Net cash provided by financing activities	409,000	698,000

Net increase (decrease) in cash	20,256	(103,781)
Cash, beginning of period	16,992	132,325
Cash, end of period	$37,248	$28,544

Supplemental disclosure of non-cash financing and investment activities:
Value of shares of common stock issued to consultants and law firms	$245,457	$310,000
Interest paid in cash	$920	$-

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

CLEAR SKIES SOLAR, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of presentation, current status and nature of operations

The accompanying unaudited condensed consolidated financial statements as of September 30, 2011 and for the three and nine month periods ended September 30, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and with the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, these interim financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of Clear Skies Solar, Inc. (the “Company”, “our” or “us”), these unaudited condensed consolidated financial statements include all adjustments necessary to present fairly the information set forth therein. All such adjustments are of a normal recurring nature. Results for interim periods are not necessarily indicative of results to be expected for a full year. The condensed consolidated balance sheet information as of December 31, 2010 was derived from the audited financial statements and notes thereto, together with management’s discussion and analysis of financial condition and results of operations, included in the Company’s Annual Report (“Annual Report”) on Form 10-K for the year ended December 31, 2010 as filed with the SEC on April 14, 2011. The interim financial statements contained herein should be read in conjunction with that Annual Report.

Current Status

During the three months ended September 30, 2011, Clear Skies Solar, Inc. (the “Company”, “Clear Skies”, “we” or “our”) performed installation work on 13 solar energy projects with a total capacity of about one megawatt (“mW”) and has evaluated a number of other potential projects. We are also negotiating with several parties for the financing and construction of a number of additional solar energy projects; however, there can be no assurance that we will be successful in these negotiations or that such projects would be profitable. Even if we are successful in negotiating construction agreements after the financing arrangements have been finalized, since we recognize revenue under the percentage of completion method, it could be several months (due to the time for the necessary design and engineering work and the building permit and energy credit application process) after entering into contracts before we begin performance and we are able to report revenue in our financial statements.

Since inception, the Company has incurred losses and negative cash flows from operations and at September 30, 2011, the Company had an accumulated deficit of approximately $31.9 million.  At September 30, 2011 and November 4, 2011 we had approximately $37,000 and $26,000 in cash, respectively.  Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities and entering into contracts for the financing and installation of solar energy systems and the resulting cash flows and revenues, we believe that we will have adequate resources to fund our operations for the next twelve months. Notwithstanding our sale of common stock and common stock purchase warrants during the first nine months of 2011, for total gross proceeds of $420,000 (before expenses of $24,000), we will need to raise additional funds to pay outstanding vendor invoices and to fund our operations. There can be no assurances, however, that we will be successful in entering into such contracts or arranging sales of our equity or debt securities on terms satisfactory to us, in which case we will probably not be able to continue as a going concern.

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

Nature of Operations

Clear Skies Group, Inc. (“CSG”) was formed in September 2003 for the purpose of providing turnkey solar electricity installations and renewable energy technology solutions to commercial and residential customers across the United States. CSG commenced operations in August 2005 and received its initial funding in September 2005. Through a reverse merger completed in December 2007, CSG became a wholly owned subsidiary of the Company. We also have proprietary and patented remote monitoring technology under the name XTRAX® with applications in the solar electricity production field and other potential markets. The XTRAX® technology is being finalized and the commercialization of it is expected to begin during 2012 through Carbon 612 Corporation (“Carbon 612”). Subsequent to September 30, 2011, our ownership of Carbon 612 was reduced from 66% to 33%.  See Note 10 “Subsequent Event”.  In February 2010, Carbon 612 filed a registration statement on Form 10 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and has filed amendments to that registration statement.  The SEC has completed its review of that registration statement.  Carbon 612 is itself subject to the reporting requirements of the Exchange Act, and its financial statements are consolidated with our financial statements in this Form 10-Q. The consolidated financial statements include the financial position and operating activities of Carbon 612, our subsidiary as of September 30, 2011.  All intercompany balances have been eliminated in consolidation.

2. Summary of significant accounting policies

Cash

The Company maintains cash balances which consist of demand deposits with a high-credit quality financial institution. Such amounts have from time to time exceeded FDIC insurance limits. The Company has not experienced any losses on these deposits to date.

Accounts Receivable and Allowance for Doubtful Accounts

The Company regularly evaluates the collectability of its accounts receivable. We carry our accounts receivable at cost less an allowance for doubtful accounts. On a periodic basis, the Company evaluates its accounts receivable and establishes an allowance for doubtful accounts, if necessary, based on a history of past bad debts and collections and current credit conditions. Accounts receivable are written-off as uncollectible on a case-by-case basis at the discretion of management. Accounts receivable consist of trade receivables and when applicable amounts due from state agencies for rebates on state-approved solar systems installed. No rebates from state agencies were included in accounts receivable at September 30, 2011 or December 31, 2010. The Company’s accounts receivable balance as of September 30, 2011 and December 31, 2010 was zero and $40,000, respectively.

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

Property and Equipment

Property and equipment acquisitions are capitalized and depreciated using the straight-line method over the following useful lives:

Asset	Useful Life
Computer equipment	3 Years
Equipment and tools	3 Years
Automobile	5 Years

When property and equipment are fully depreciated, retired or otherwise disposed of, the related costs and accumulated depreciation are removed from the respective accounts and the gain or loss on the disposition, if applicable, is credited or charged to income. For the year ended December, 31, 2009, the Company removed fully depreciated property and equipment and recorded no charge on the transaction.

Depreciation expense for the three months ended September 30, 2011 and 2010 was $957 and zero, respectively. Depreciation expense for the nine months ended September 30, 2011 and 2010 was $1,755 and zero, respectively.

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

Manufacturing and Installation Warranties: We offer a five-year warranty on the installation of a system and all equipment and identical supplies other than solar panels and inverters that are covered under the manufacturer’s warranty. The solar panels and the inverters we use have a manufacturer’s warranty period of five to twenty-five years. We assist the customer in the event that the manufacturer’s warranty needs to be used to replace a defective panel or inverter. We record a provision for the installation warranty within cost of revenue — currently at 2% of contract revenue — based on our limited historical experience and future expectations of the probable cost to be incurred in honoring our warranty commitment. As we develop sufficient history the 2% rate would change if appropriate.  The provision charged to expense for the three month periods ended September 30, 2011 and 2010 was zero and zero, respectively, and for the nine month periods ended September 30, 2011 and 2010 was zero and $35,691, respectively.

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

Loss Per Share: The Company complies with ASC 260 related to calculation of loss per share, which has a dual presentation of basic and diluted loss per share for all periods presented. Basic loss per share excludes dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then share in the loss of the Company. The difference between the number of shares used to compute basic loss per share and diluted loss per share relates to additional shares to be issued upon the assumed exercise of stock options and warrants, net of shares hypothetically repurchased at the average market price with the proceeds of exercise. As the Company reported a net loss for the three and nine months ended September 30, 2011 and 2010, the effects of the shares issuable upon exercise of outstanding warrants and options as of September 30, 2011 and 2010 have not been considered in the diluted net loss per common share since these dilutive securities would reduce the loss per common share and become anti-dilutive. As of September 30, 2011, there are 110,202,191 shares reserved for issuance upon the exercise of outstanding warrants, options and convertible notes.  The total of our outstanding shares as of September 30, 2011 (218,142,170) and the reserved shares exceeds the 300,000,000 common shares that we are authorized to issue for a deficit of 28,344,361 shares. One warrant (the “Warrant”) entitled the holder to obtain a total of 85,714,286 shares as of September 30, 2011. The number of shares that can be obtained upon exercise of the Warrant is based on a percentage of the market price at the time of exercise, so the number will vary from time to time.  The Warrant has a provision preventing the exercise of the Warrant if it would result in the holder owning more than 9.99% of the number of shares of our common stock outstanding on the date of exercise of the Warrant.  As a result of this provision, including the number of shares of our common stock beneficially owned by the holder on September 30, 2011, the holder could not have exercised the Warrant for more than 9,096,074 shares of our common stock on September 30, 2011 without first selling previously owned shares.  After giving effect to this limitation, the number of shares that could have been issued on September 30, 2011 upon the conversion of all outstanding warrants, options and convertible notes was reduced to 33,583,979 shares leaving no share deficit.  None of the shares issuable upon exercise of the Warrant have been registered under the securities laws.

On October 18, 2011, the warrant holder, having sold sufficient shares to allow it to do so, converted 1,218,353 warrants into 10,000,737 shares of our common stock, leaving 24,755,673 warrants that could be converted into common stock in the future.  Since the conversion price is based on a discount from the market price at date of conversion it is not possible to now estimate the number of shares into which the remaining warrants could be converted.

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

Stock based compensation expense related to stock option grants recognized under ASC Topic 718 for the three months ended September 30, 2011 and 2010 was zero and $265,717, respectively, and for the nine months ended September 30, 2011 and 2010 was $241,144 and $2,637,608, respectively. Stock based compensation expense is included in selling general and administrative expense on the accompanying condensed consolidated statements of operations. See Note 6 for additional information.

ASC Topic 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s condensed consolidated statements of operations.

Stock based compensation expense recognized in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 included compensation expense for share-based payment awards based on the grant date fair value estimated in accordance with the provisions of ASC Topic 718. The Company follows the straight-line single option method of attributing the value of stock based compensation to expense. As stock based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. ASC Topic 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

4. Prepaid expenses and deferred financing costs

Prepaid expenses and deferred financing costs at September 30, 2011 and December 31, 2010 are as follows:

	September	December 31,
	30, 2011	2010
Current
Compensation for future services rendered	$76,626	$15,814
Deferred financing costs	7,232	-
Prepaid insurance premiums	-	6,901
	83,858	22,715
Non-Current
Deferred financing costs	-	9,683

	$83,858	$32,398

The Company has entered into agreements with several firms to provide it with both public relations and investor relations advice and services over periods from six months to one year. These agreements call for payments in both cash and common stock and payments are being amortized over the period of each agreement.

5. Related party transactions

Arthur Goldberg, our Vice President and Chief Financial Officer, purchased three one year convertible notes each in the amount of $11,000 and maturing on July 28, 2010, July 31, 2010 and January 6, 2011 and received a three year warrant to purchase shares of our common stock with each of the three notes. The first two notes were paid in cash at maturity and the third note was converted to a demand note on maturity and was repaid on September 8, 2011.  None of the warrants, which can now be exercised to purchase 550,000 shares of our common stock each, have been exercised as of September 30, 2011.  Mr. Goldberg also received 26,250 shares of our common stock in connection with financings in January, 2010 and 100,000 shares of our common stock on July 13, 2010 as part of the financing transaction completed on that date.  In each case Mr. Goldberg acted as part of a group of investors and he paid for and received notes and warrants pro rata with the others in the group.

Pursuant to the Carbon 612 November 2009 purchase agreement with a group of investors, Mr. Goldberg purchased 1,500,000 common shares and 1,500,000 warrants from Carbon 612, for an aggregate purchase price of $15,000.  On August 25, 2011, fully vested ten year stock options were granted by Carbon 612 to four persons each with an exercise price of $.01 per share for a total of 11,800,000 shares of Carbon 612’s common stock.  Ezra Green, Carbon 612’s (and our) chief executive officer and Arthur Goldberg, Carbon 612’s (and our) vice president and chief financial officer, received options to purchase 7,800,000 share and 2,500,000 shares, respectively. Mr. Green purchased 2,000,000 shares under his option on November 1, 2011. Mr. Goldberg has not exercised his option to date.

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

In December 2007 and April 2010, the Company’s shareholders approved the 2007, 2008 and 2009 Equity Incentive Plans, which each provide for the granting to both employees and non-employees of up to 2,500,000 shares of the Company’s common stock pursuant to awards of options and/or restricted stock. On July 12, 2010 the Board of Directors approved the 2010 Equity Incentive Plan which provides for the granting to both employees and non-employees of up to 3,500,000 shares of the Company’s common stock pursuant to awards of options and/or restricted stock.  On February 15, 2011, our Board of Directors amended all outstanding options to our employees and certain non-employees to purchase a total of 10,200,000 shares by reducing the exercise price to $.025 per share, the fair market value at that date as defined in each Plan, and fully vested all options.   In addition, two employees were granted fully vested options, one for 15,000 shares with an exercise price of $.025 per share and the other for 220,000 shares with an exercise price of $.04 per share, in both cases the fair market value at date of grant as defined in the Plan.  The number of options outstanding under all Plans, as of September 30, 2011, was 10,260,000 after the effect of the cancellation of 175,000 options during the nine months ended September 30, 2011.

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

A summary of the Company’s stock option activity in the nine months ended September 30, 2011, for thirteen employees, three consultants and two non-employee directors is as follows:

				Weighted
		Weighted		Average
		Average		Remaining
	Number	Exercise		Contractual
	of	Price per		Term
	Options	Option		(Years)

Outstanding, January 1, 2011	10,200,000	$0.088	(1)	7.52

Granted, February 15, 2011	15,000	$0.025		9.63
Granted, March 15, 2011	220,000	$0.040		9.71
	10,435,000

Cancellations	175,000	$0.025		-
Outstanding, September 30, 2011	10,260,000	-		-

Non-employees directors:
Outstanding, January 1, 2011	1,000,000	$0.162	(2)	7.85

Outstanding, September 30, 2011	1,000,000	$0.023		-

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

The following table summarizes additional information about the assumptions used to determine the fair value of stock options granted during the three months ended March 31, 2011 (none were granted since March 31, 2011):

Risk free rate	2.68 – 3.03%
Stock price volatility	80.54%
Dividend yield	0
Term	4.5 – 6 years
Forfeiture rate	0%

As of September 30, 2011, the Company’s outstanding options granted prior to that date had no intrinsic value due to the stock price on that date of $0.01.

Outstanding convertible notes and warrants as of September 30, 2011 were as follows:

	Convertible notes:

	Face	Interest	Conversion		Shares on
	Amount	Rate	Price		Conversion

Total short-term	$25,000	5%	0.02		1,250,000	(1)

	Warrants:
	Number of	Exercise	Expiration
	Shares	Price	Date
	550,000	$0.02	7/28/2012
	550,000	$0.02	9/16/2012
	550,000	$0.02	1/6/2013
	312,500	$0.02	1/6/2013
	367,500	$0.02	1/6/2014
	125,000	$0.18	2/23/2014
	3,400,000	$0.00	2/24/2014	(2)
	312,500	$0.16	4/28/2014
	650,000	$0.14	5/4/2014
	3,000,000	$0.15	11/30/2014
	9,292,402	variable	3/31/2014	(3)
	405,405	$.037	3/31/2014	(3)

	19,515,307

(1) This note originally matured on January 6, 2011.  In return for a reduction in the conversion price to $.02 the maturity date was extended by one year.  The accompanying warrant was modified to permit the purchase of 312,500 shares at $.02 per share until January 6, 2013 and an additional 367,500 shares at $.02 until January 6, 2014.  These changes were agreed to as of January 4, 2011.

(2) On February 25, 2011, the Company raised $120,000 in a private placement to two Accredited Investors of four million shares of common stock, par value of $.001 per share (the “Common Stock”) and warrants (the “Warrants”) to purchase, for a prepaid amount included in the closing, up to an aggregate of 7 million additional shares of Common Stock. The Warrants are immediately exercisable by the warrant holder by delivery of a completed Subscription Notice to the Company; provided, however, the warrant holder shall not be entitled to exercise the Warrant to acquire that number of shares of Common Stock which would be in excess of the sum of (i) the number of shares of Common Stock beneficially owned by such holder and its affiliates on an exercise date, and (ii) the number of shares of Common Stock issuable upon the exercise of the Warrant with respect to which the determination of this limitation is being made on an exercise date, which would result in beneficial ownership by such holder and its affiliates of more than 4.99% of the outstanding shares of Common Stock on such date.  For the purposes of the immediately preceding sentence, beneficial ownership shall be determined in accordance with Section 13(d) of the Securities and Exchange Act of 1934, as amended, and Rule 13d-3 thereunder. Subject to the foregoing, such holder shall not be limited to aggregate exercises which would result in the issuance of more than 4.99%.  The restriction described in this paragraph may be waived, in whole or in part, upon sixty-one (61) days prior notice from such Holder to the Company to increase such percentage to up to 9.99%, but not in excess of 9.99%.  See the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2011.

(3) On March 31, 2011 (the “Effective Date”), the Company raised gross proceeds of $300,000 in a private placement to an Accredited Investor of 12.5 million shares of common stock, par value of $.001 per share (the “Common Stock”), and a three-year immediately exercisable  warrant (the “Warrant”) to purchase, at prices to be determined based on a discount from the market price at the time of exercise unless previously reduced because of earlier anti-dilution adjustment, a total of 25,522,608 additional shares of Common Stock at the date of issuance. The Warrant may not be exercised at times when its exercise would result in ownership by the holder and its affiliates of more than 9.99% of the then outstanding shares of Common Stock.  See “Critical Accounting Policies - Loss Per Share”. In connection with the foregoing private placement and for services rendered, the Company issued a three-year immediately exercisable warrant to MidSouth Capital, Inc. (the “MidSouth Warrant”) to purchase 405,405 shares of Common Stock at an exercise price of $0.037 per share. See the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2011.

Carbon 612 Securities Purchase Agreement

On November 13, 2009, our subsidiary, Carbon 612, entered into a Securities Purchase Agreement with a group of investors (the “Purchase Agreement”) that provided for, among other things, the sale by Carbon 612 to the investors of (i) an aggregate of 15,000,000 shares (the “Shares”) of its common stock, par value $0.001 (“Common Stock”) at $.01 per share and (ii) warrants to purchase up to an aggregate of an additional 15,000,000 shares of its Common Stock (the “Warrants”) at $.10 per share. Carbon 612 received gross proceeds in the aggregate amount of $150,000 (before expenses of $37,500) from the sale of the Shares and the Warrants. Immediately after the closing and as of September 30, 2011, Clear Skies owned approximately 66% of Carbon 612’s outstanding shares of Common Stock. Subsequent to September 30, 2011, our ownership of Carbon 612 was reduced to 33%.  See Note 10 “Subsequent Event”. Arthur Goldberg, Chief Financial Officer of Clear Skies and a Vice President, Secretary and Treasurer of Carbon 612, purchased 1,500,000 Shares and 1,500,000 Warrants under the Purchase Agreement, for an aggregate purchase price of $15,000.

The Company has concluded that the anti-dilution provisions in the warrants issued in November 13, 2009, should be accounted for as derivatives and reported as liabilities at fair value in accordance with ASC 815 as of December 31, 2010. Accordingly, the Company recorded a liability in the amount of $60,000 as a derivative liability at December 31, 2010. The Company believes that the estimate of fair value from issuance on November 13, 2009 to September 30, 2011 has remained the same as Carbon 612 has had no other stock offerings and no significant operations during the period.  Once the Company is able to put into place its business plans and commence revenue producing activities, the fair value of this liability may change. Any fair value adjustments of this liability will be recognized in earnings.

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

The $11,000 Note payable to Mr. Goldberg matured on January 6, 2011 and was converted into a demand Note which was paid on September 8, 2011. No other changes were made in the terms of the Note.  Accrued interest on this Note, at 5% per annum, to date of payment was $920.

When Notes are either paid off or converted, and Warrants are either exercised or cancelled, any associated unamortized deferred financing costs and debt discount are removed from the related accounts and recorded as a charge to interest expense. During the three months ended September 30, 2011 and 2010 $7,952 and $76,848 of deferred financing costs were charged to interest expense, and zero and $13,957 respectively were charged to debt discount and are included separately under the category “Amortization of debt discount expense.” During the nine months ended September 30, 2011 and 2010 $29,390 and $338,876 of deferred financing costs were charged to interest expense, and $986 and $542,069 of debt discount respectively were charged to debt discount and are included separately under the category “Amortization of debt discount expense.”

Unsecured Convertible Promissory Note

On January 4, 2011, the Company entered into an agreement with the holder of a note convertible into our common stock at $.10 per share and maturing on January 6, 2011 in the face amount of $25,000 with interest at 5% per annum.  The conversion price of the note was reduced to $.02 per share and the maturity date was extended one year.  This holder also had a warrant expiring January 6, 2013 to purchase 62,500 share of our common stock at $.10 per share.  This warrant was modified to increase the shares that could be purchased to 312,500 shares at $.02 per share; in addition a new warrant was issued expiring on January 6, 2014 to allow the holder to purchase 367,500 shares of our common stock at $.02 per share.  Both warrants have provisions allowing for a cashless exercise.  Further, the holder received 50,000 shares of restricted common stock as an incentive to enter into this transaction.  Accrued interest on this note to September 30, 2011 was $2,169.

Deferred Financing Costs

Deferred financing costs represent costs incurred in connection with the issuance of convertible notes payable. Deferred financing costs are being amortized over the term of the financing instrument on a straight-line basis, which approximates the effective interest method. During the three months ended September 30, 2011 and 2010, the Company capitalized deferred financing costs of zero and $3,047,530, respectively.  During the nine months ended September 30, 2011 and 2010, the Company capitalized deferred financing costs of $26,939 and $3,560,270, respectively.   During the three months ended September 30, 2011 and 2010, the Company amortized deferred financing costs of $7,952 and $76,848, respectively, to interest expense.  During the nine months ended September 30, 2011 and 2010, the Company amortized deferred financing costs of $29,390 and $338,876, respectively, to interest expense. These amounts are included separately under the category “Amortization of debt discount expense.”

Embedded Derivative Liabilities are as follows:

Balance at December 31, 2010	$64,675
Change in fair value included in other income	(3,685)
Balance at September 30, 2011	$60,990

7. Contracts

The Company generates billings based on the fulfillment of milestones, which are set forth in the signed contract for each project. Milestones may include, but are not limited to, initial permits being obtained, delivery of materials, and when installation is subsequently complete.

As of:	September	December
	30, 2011	31, 2010
Costs incurred on contracts	$8,390,705	$7,159,620
Estimated earnings, less foreseeable losses	1,810,304	1,282,209
	10,201,009	8,441,829
Billings to date	(10,089,487)	(8,484,382)
Billings in excess of net costs and estimated earnings/losses	$111,522	$(42,553)

These amounts are included in the accompanying September 30, 2011 and December 31, 2010 balance sheets under the following captions:
Costs and estimated earnings in excess of billings	$154,075	$-
Billings in excess of costs and estimated earnings	(42,553)	(42,553)
	$111,522	$(42,553)

8. Commitments and Contingencies

Litigation

From time to time, the Company is a party to various legal matters in the normal course of business, the outcome of which, in the opinion of management, will not have a material adverse effect on the condensed consolidated financial position, results of operations or cash flows of the Company. On October 3, 2011, the American Arbitration Association scheduled a binding arbitration hearing for November 28, 2011 to resolve the breach of contract dispute between us and Robert Parker (“Claimant”).  Claimant alleges that we breached the terms of his December 2007 Employment Agreement by terminating his employment and alleges that he is entitled to monetary damages equal to his back wages, business expenses, and health and vacation benefits per the terms of his agreement.  We deny the Claimant’s material allegations and believe that we have meritorious defenses.

As a consequence of longstanding disputes between Clear Skies Solar, Inc. (the “Company”) and its landlord, SNH Medical Office Properties Trust (the “Landlord”), the Company was notified by the Landlord that due to the failure of the Company to fully comply with the lease it is terminating the lease with the Company for its principal offices located at 200 Old Country Road, Mineola, New York effective as of October 31, 2011. The Company continues to occupy the premises subject to resolution of this matter.

Lease Commitments

We lease approximately 3,356 square feet of office space at 200 Old Country Road, Mineola, New York from HUB Properties Trust at a current base rental of $9,521 per month increasing to $9,824 per month on June 1, 2012 and annually thereafter, pursuant to a seven year lease. We also lease approximately 1,740 square feet in Berlin, New Jersey since March 17, 2011 for a sales office pursuant to a 15 month lease at an initial monthly rent of $515 that increased to $1,087 on June 1, 2011.   Estimated calendar year commitments under non-cancelable operating leases are as follows at September 30, 2011:

	Office space	Other
2011	$121,938	$7,313
2012	121,814	7,313
2013	120,100	7,313
2014	123,951	7,313
2015	52,324	3,047
	$540,127	$32,299

As a consequence of longstanding disputes between Clear Skies Solar, Inc. (the “Company”) and its landlord, SNH Medical Office Properties Trust (the “Landlord”), the Company was notified by the Landlord that due to the failure of the Company to fully comply with the lease it is terminating the lease with the Company for its principal offices located at 200 Old Country Road, Mineola, New York effective as of October 31, 2011. The Company continues to occupy the premises subject to resolution of this matter.

Employment Agreements

We have entered into employment agreements with Ezra J. Green to serve as our Chief Executive Officer and Chairman, with Thomas J. Oliveri to serve as our President and Chief Operating Officer and with Arthur L. Goldberg to serve as our Chief Financial Officer. These arrangements were entered into in December 2007, March 2008 and January 2008, respectively, and were all amended and restated in November 2008. The initial terms of the amended and restated agreements (the “Agreements”) are three years, with automatic one-year renewals following this three-year period in the absence of a notice of non-renewal as provided for in the Agreements.  Mr. Oliveri was given a notice of non-renewal and he resigned as of September 27, 2011.  Pursuant to the Agreements Messrs. Green and Goldberg are to receive minimum annual base salaries of $250,000 and $200,000, respectively, for the first three years, and then an agreed upon salary (of not less than the amount specified above) for each future year of employment.  If any of such executives’ employment is terminated without cause or if any resign for good reason (as defined in his employment agreement), then we will be obligated to pay the terminated executive, as severance, his then current annual base salary and annual bonuses (as such is defined within his employment agreement) for the remainder of the term.

On November 2, 2010 we and our subsidiary, Carbon 612, jointly entered into a one year consulting agreement with Infinite Energy Company, LLC for business development services.  The agreement calls for monthly payments for consulting services of $5,000 and expires on October 31, 2011 as well as a payment to the consultant of 8% of the value of solar installation projects presented to us by the consultant and of certain grants to us by third parties.  The obligation for fees at 8% at September 30, 2011 total $60,739.

The minimum future obligation under this agreement for consulting services in the month of October, 2011, is $5,000.

9.  Income Taxes

For the three and nine months ended September 30, 2011 and 2010, there was no income tax provision or benefit recorded.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes.  The Company's net deferred tax asset is its net operating loss carry forwards of $31,866,632 as of September 30, 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of the assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. For the three and nine months ended September 30, 2011, the valuation increased by $340,556 and $3,722,712, respectively. The significant components of the Company's net deferred tax asset are as follows:

	September 30,	December 31,
	2011	2010
Net operating loss carryforward	$31,866,632	$21,854,411
Tax rate	35%	34%
Total deferred tax assets	11,153,212	7,430,500
Valuation allowance	(11,153,212)	(7,430,500)

Net deferred tax asset	$-	$-

10.  Subsequent Events

On October 24, 2011, we sold 15 million of our shares of the common stock of Carbon 612 reducing our holdings to 15 million shares, or about 33% of the presently outstanding shares of Carbon 612.  We received $27,000 in cash and a commitment for additional consideration of a portion of any gains of the buyer if it is able to arrange for the merger or sale of Carbon 612 within the next three years.

As a consequence of longstanding disputes between Clear Skies Solar, Inc. (the “Company”) and its landlord, SNH Medical Office Properties Trust (the “Landlord”), the Company was notified by the Landlord that due to the failure of the Company to fully comply with the lease it is terminating the lease with the Company for its principal offices located at 200 Old Country Road, Mineola, New York effective as of October 31, 2011. The Company continues to occupy the premises subject to resolution of this matter.

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

Overview

Our Business

We design, market, integrate and install solar power systems for commercial, industrial and residential customers using components (such as solar modules and inverters) purchased from third-party manufacturers. We commenced operations in August 2005 and received our initial funding in September 2005. We have also developed XTRAX®, a patented remote monitoring solution for measuring the production of renewable energy systems and for transmission of the data via the cellular telephone or microwave network and satellite. To facilitate funding of this business, in November, 2009, the XTRAX® patent, patent applications, intellectual property, trademark and related assets and liabilities were transferred to our then wholly-owned subsidiary Carbon 612 Corporation (“C 612”) which then sold common stock for $150,000 (before expenses of $37,500) resulting in the purchasers owning approximately 34% of C 612 and our owning the remaining approximate 66% (the “C612 Transaction”). Subsequent to September 30, 2011, our ownership of Carbon 612 was reduced to 33%.  See Note 10 “Subsequent Events”. The terms “we,” “our,” or the “Company,” as used herein shall mean Clear Skies Solar, Inc., its wholly owned subsidiary Clear Skies Group, Inc. and as of September 30, 2011, its majority owned subsidiary Carbon 612.

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

Since we began operations we have incurred annual net losses. As of September 30, 2011, we had an accumulated deficit of $31,866,632 and we expect to incur additional losses in the foreseeable future. Our revenues during the three month periods ended September 30, 2011 and 2010 were $437,800 and $3,404,673, respectively, and for the nine month periods ended September 30, 2011 and 2010 were $2,042,905 and $5,235,321, respectively. We recognized net losses of $1,010,365 and $3,875,772 (or a basic and diluted loss of $.00 and $.03 per common share) for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010 we recognized net losses of $3,163,652 and $7,917,997 (or a basic and diluted loss of $.02 and $.08 per common share), respectively. The net loss for the three months ended September 30, 2011 and 2010, respectively, includes a total of $77,396 and $3,285,118, respectively, of non-cash charges, primarily stock based compensation. The net loss for the nine months ended September 30, 2011 and 2010, respectively, includes a total of $561,736 and $5,578,277 of non-cash charges, primarily stock based compensation.

Since our inception, we have financed our operations primarily through sales of equity and debt securities. Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities and entering into contracts for the financing and installation of solar energy systems and the resulting cash flows and revenues, we believe that we will have adequate resources to fund our operations in 2012. However, there can be no assurances that we will be successful in entering into such contracts or arranging financing on terms satisfactory to us, in which case there would be significant doubt as to our ability to continue as a going concern. As of September 30, 2011 and November 4, 2011, our available cash balances were approximately $37,000 and $26,000, respectively. Notwithstanding our sale of common stock and common stock purchase warrants during the first nine months of 2011 for total gross proceeds of $420,000 (before expenses of $24,000), we will need to raise additional funds to pay outstanding vendor invoices and to fund our operations.

Depending upon the needs of our customers, we may have to increase our installation staff significantly in 2011 and 2012 to ensure that installations can be completed while applicable rebates remain in effect. We expect that our selling and general and administrative expenses will increase in future periods as we expand our administrative, sales and installation workforce.

We outgrew our original offices and in June 2008 leased new office space in Mineola, New York as our headquarters which can accommodate our expected needs for the next three years. We also leased space for a sales field office in March, 2011. See Lease Commitments in Note 8 in Item 1. Financial Statements. In addition, we anticipate establishing additional regional field offices for our sales teams and rented one location in Berlin, NJ as a sales office. Accordingly, we expect the rental expense component of our general and administrative expenses to increase in future periods.

We expect our immediate capital expenditures, which we do not expect to exceed approximately $250,000, will be related to our completing the Beta tests and preparations for the initial launch of XTRAX®, which includes being “listed” by Underwriters Laboratories and approved by the Federal Communications Commission and the various cellular telephone carriers over whose networks XTRAX® would transmit the data it collects. Subject to industry and governmental approvals, and availability of funds to us and to C612, we expect to be able to have a commercial XTRAX® product during 2012; however, no assurance can be given that our expectations will be met. Cranes and other solar energy system installation equipment are generally available for rental on reasonable terms, and we do not have plans to acquire any.

Generally, we anticipate that our operating costs and expenses will increase in the future to support a higher level of revenues. Increased costs will be attributable to increased personnel, principally sales and installation personnel and support staff for a multi-office infrastructure and increased marketing expenditures to promote our services.

Results of Operations: Comparison of the three month periods ended September 30, 2011 and 2010

Revenues and cost of revenues

Revenues for the three months ended September 30, 2011 were $437,800, a decrease from the $3,404,673 of revenues for the three months ended September 30, 2010. The 2011 period revenue included $29,292 from the net percentage of completion income on solar project, $88,856 of consulting income and $319,652 from the sale of inventory.  In the 2011 period we worked on 13 solar installation projects while in the 2010 period we had almost completed work on three projects. Cost of revenues in the three months ended September 30, 2011 was $442,145 down from $3,064,797 in the three months ended September 30, 2010. The gross margin (loss) in the three months ended September 30, 2011 was $(4,345) compared to $339,876 in the three months ended September 30, 2010.

Operating Expenses

Operating expenses are composed of selling expenses and general and administrative expenses. Selling expenses increased by $265,810 to $346,921 in the third quarter of 2011 compared to $81,111 in the comparable 2010 quarter.  The increase is due primarily to increases in sales commissions of approximately $122,000, salaries of approximately $115,000 and travel costs of approximately $29,000.

General and administrative expenses were $653,863 for the three months ended September 30, 2011 compared to $1,368,487 in the three months ended September 30, 2010, for a decrease of $714,624. The decrease is largely due to decreases in non-cash compensation costs of approximately $265,000, non-cash financing costs of approximately $152,000, consulting fees of approximately $170,000, investor relations fees of approximately $59,000 and accounting fees of approximately $10,000.

Other Income (Expenses)

Interest expense for the three months ended September 30, 2011 was $8,371 compared to $2,629,188 for the third quarter of 2010, or a decrease of $2,637,559. This was primarily attributable to the absence of any interest expense in the 2011 period comparable to the interest related to convertible notes in the three months ended September 30, 2010.

We also charged zero and $154,967, respectively, for amortization of debt discount related to the sales in the third quarter of 2011 and 2010, respectively, of convertible notes with warrants resulting in a gain on derivative liability of $3,135 and $18,105, respectively in the three months ended September 30, 2011.

Results of Operations: Comparison of the nine month periods ended September 30, 2011 and 2010

Revenues and cost of revenues

Revenues for the nine months ended September 30, 2011 were $2,042,905, a decrease from the $5,235,321 of revenues for the nine months ended September 30, 2010. In the 2011 period we worked on 13 solar installation projects while in the 2010 period we had completed the work on two solar energy installation contracts and almost completed three other installations. The 2011 period revenue included $1,634,397 from the net percentage of completion income on solar project, $88,856 of consulting income and $319,652 from the sale of inventory.   Cost of revenues in the nine months ended September 30, 2011 was $1,716,873 down from $4,640,478 in the nine months ended September 30, 2010. The gross margin in the nine months ended September 30, 2011 was $326,032 compared to $594,843 in the nine months ended September 30, 2010; however, the 2010 period included $46,097 of consulting income.

Operating Expenses

Operating expenses are composed of selling expenses and general and administrative expenses. Selling expenses increased by $747,523 to $1,013,252 in the first nine months of 2011 compared to $265,729 in the comparable 2010 period due primarily to higher sales commissions of approximately $495,000, salaries of approximately $207,000 and travel costs of approximately $45,000.

General and administrative expenses were $2,448,010 for the nine months ended September 30, 2011 compared to $5,639,136 in the nine months ended September 30, 2010, resulting in a decrease of $3,191,126. The decrease is largely due to decrease in non-cash compensation expenses of approximately $2,396,000, legal fees of approximately $312,000, non-cash financing costs of approximately $253,000 and salaries of approximately $158,000.

Other Income (Expenses)

Interest expense for the nine months ended September 30, 2011 was $31,121 compared to $2,868,184 for the first nine months of 2010, or a decrease of $2,837,063. This was primarily attributable to the absence of any interest expense in the 2011 period comparable to the interest related to the issuance of convertible notes and warrants in the nine months ended September 30, 2010.

We also charged $986 and $542,069, respectively, for amortization of debt discount related to the sales in the first nine months of 2011 and 2010 of convertible notes with warrants resulting in a gain on derivative liability of $3,685 and $827,491, respectively.

Cash Flows from Operations

Non-cash items totaled $561,736 for the nine months ended September 30, 2011 compared to $5,578,277 for the nine months ended September 30, 2010. The decrease of $5,016,541 is largely accounted for by a declines of approximately $2,396,000 in stock based compensation, approximately $541,000 is amortization of debt discount and in non-cash charges related to financings of approximately $2,821,000 offset in part by increases of approximately $245,000 in stock issued to consultants and law firms and an approximate $466,000 change in fair value of embedded derivatives.

Liquidity and capital resources - going concern

At September 30, 2011, we had an accumulated deficit of $31,866,632 and we expect to incur additional losses in the foreseeable future. While we have funded our operations since inception through private placements of equity and debt securities, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are acceptable to us.

At September 30, 2011 and November 4, 2011 we had approximately $37,000 and $26,000 in cash, respectively, including the cash balance of C612, our 66% owned subsidiary. Based on our current plans and assumptions, which include our expectations relating to the future sale of our equity and debt securities and entering into contracts for the financing and installation of solar energy systems and the resulting cash flows and revenues, we believe that we will have adequate resources to fund our operations during the next twelve months. However, there can be no assurances that we will be successful in entering into such contracts or arranging financing on terms satisfactory to us, in which case there would be significant doubt as to our ability to continue as a going concern. Notwithstanding our sale of common stock and common stock purchase warrants during the first quarter of 2011 for total gross proceeds of $420,000 (before expenses of $24,000), we will need to raise additional funds to pay outstanding vendor invoices and to fund our operations. See Note 6 of our financial statements herein provided.

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

We expect to put our present and anticipated capital resources to the following uses:

•payment of operating expenses;

•towards the engagement of investor relations and public relations firms;

•possibly for strategic acquisitions, if and to the extent we determine appropriate;

•completion of beta testing and commercialization of XTRAX®; and

•for general working capital purposes.

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

Estimated calendar year commitments under non-cancelable operating leases are as follows at September 30, 2011:

	Office space	Other
2011	$121,938	$7,313
2012	121,814	7,313
2013	120,100	7,313
2014	123,951	7,313
2015	52,324	3,047
	$540,127	$32,299

As a consequence of longstanding disputes between Clear Skies Solar, Inc. (the “Company”) and its landlord, SNH Medical Office Properties Trust (the “Landlord”), the Company was notified by the Landlord that due to the failure of the Company to fully comply with the lease it is terminating the lease with the Company for its principal offices located at 200 Old Country Road, Mineola, New York effective as of October 31, 2011. The Company continues to occupy the premises subject to resolution of this matter.

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

Off-balance sheet arrangements

We did not engage in any off-balance sheet arrangements during the three or nine months ended September 30, 2011 and 2010.

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

As of September 30, 2011, there are 110,202,191 shares reserved for issuance upon the exercise of outstanding warrants, options and convertible notes.  The total of our outstanding shares as of September 30, 2011 (218,142,170) and the reserved shares exceeds the 300,000,000 common shares that we are authorized to issue for a deficit of 28,344,361 shares. One warrant (the “Warrant”) entitled the holder to obtain a total of 85,714,286 shares as of September 30, 2011. The number of shares that can be obtained upon exercise of the Warrant is based on a percentage of the market price at the time of exercise, so the number will vary from time to time.  The Warrant has a provision preventing the exercise of the Warrant if it would result in the holder owning more than 9.99% of the number of shares of our common stock outstanding on the date of exercise of the Warrant.

As a result of this provision, including the number of shares of our common stock beneficially owned by the holder on September 30, 2011, the holder could not have exercised the Warrant for more than 9,096,074 shares of our common stock on September 30, 2011 without first selling previously owned shares.  After giving effect to this limitation, the number of shares that could have been issued on September 30, 2011 upon the conversion of all outstanding warrants, options and convertible notes was reduced to 33,583,979 shares leaving no share deficit.  None of the shares issuable upon exercise of the Warrant have been registered under the securities laws.

On October 18, 2011, the warrant holder, having sold sufficient shares to allow it to do so, converted 1,218,353 warrants into 10,000,737 shares of our common stock, leaving 24,755,673 warrants that could be converted into common stock in the future.  Since the conversion price is based on a discount from the market price at date of conversion it is not possible to now estimate the number of shares into which the remaining warrants could be converted.

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

Accounting for Derivative Instruments: The Company accounts for derivative instruments under the guidance of ASC 815-10 Accounting for Derivative Instruments and Hedging Activities which establishes accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments imbedded in other financial instruments or contracts. The Company also considers ASC 815-40 Contracts in Entity’s Own Equity, which provides criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock warrants, should be designated as either an equity instrument, an asset or as a liability.

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

Insufficient resources in our accounting and finance department during 2010 and through September 30, 2011 resulted in an ineffective review, monitoring and analysis of schedules, reconciliation and financial statement disclosures and a misapplication of GAAP and Securities and Exchange Commission reporting requirements. These conditions, considered a material weakness, remained unresolved as of September 30, 2011. We plan to remedy this condition in 2011 by the use of additional personnel and outside resources to supplement our accounting and finance department. To that end, in the quarter ended March 31, 2011, we hired a graduate accountant on a full time basis and later hired a graduate accountant on a part time basis.

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

Changes in internal control over financial reporting

During the quarter ended September 30, 2011, there were no changes in our internal controls that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM  1.  Legal Proceedings

On October 3, 2011, the American Arbitration Association scheduled a binding arbitration hearing for November 28, 2011 to resolve the breach of contract dispute between us and Robert Parker (“Claimant”).  Claimant alleges that we breached the terms of his December 2007 Employment Agreement by terminating his employment and alleges that he is entitled to monetary damages equal to his back wages, business expenses, and health and vacation benefits per the terms of his agreement.  We deny the Claimant’s material allegations and believe that we have meritorious defenses. As a consequence of longstanding disputes between Clear Skies Solar, Inc. (the “Company”) and its landlord, SNH Medical Office Properties Trust (the “Landlord”), the Company was notified by the Landlord that due to the failure of the Company to fully comply with the lease it is terminating the lease with the Company for its principal offices located at 200 Old Country Road, Mineola, New York effective as of October 31, 2011. The Company continues to occupy the premises subject to resolution of this matter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2011, we have issued unregistered securities to the persons described below. These transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. Each sale of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, and/or Rule 506 of Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering.

On July 1, 2011 we issued 1,983,471 shares or our common stock to a law firm for services. Between July 1, 2011, and September 1, 2011 we issued a total of 650,000 shares of our common stock for services to a financial consultant.  On August 16, 2011, we issued 655,200 shares of our common stock to a vendor in partial payment of services rendered.  On August 18, 2011, we issued a total of 3,600,000 shares of our common stock upon the partial exercise of conversion rights by the holder of warrants.  Appropriate restrictive legends were affixed to the certificates representing the securities issued.

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

31.1	Section 302 Certification of Principal Executive Officer (filed herewith)
31.2	Section 302 Certification of Principal Financial and Accounting Officer (filed herewith)
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial and Accounting Officer (filed herewith)
101.INS *	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

* Filed herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEAR SKIES SOLAR, INC.

Date: November 11, 2011	By:	/s/ Ezra J. Green
		Name:	Ezra J. Green
		Title:	Chairman & Chief Executive Officer (Principal Executive Officer)

Date: November 11, 2011	By:	/s/ Arthur L. Goldberg
		Name:	Arthur L. Goldberg
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description
4.1	Form of Common Stock Warrant, dated February 25, 2011, issued to the Accredited Investors (filed with our Current Report on Form 8-K filed on March 3, 2011 and incorporated herein by reference)
4.2	Form of Common Stock Warrant, dated March 31, 2011, issued to the Accredited Investors (filed with our Current Report on Form 8-K filed on April 6, 2011 and incorporated herein by reference)
4.3	Form of Common Stock Warrant, dated March 31, 2011, issued to MidSouth Capital, Inc. (filed with our Current Report on Form 8-K filed on April 6, 2011 and incorporated herein by reference)
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

31.1	Section 302 Certification of Principal Executive Officer (filed herewith)
31.2	Section 302 Certification of Principal Financial and Accounting Officer (filed herewith)
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial and Accounting Officer (filed herewith)
101.INS *	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*Filed herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.